Form 10QSB
period 1995-09-30
INDENET INC
filed 1995-11-14
CIK 833847

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                           _______________________

                                 FORM 10-QSB

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the quarterly period ended September 30, 1995

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the transition period from _________ to _________

                       Commission file number: 0-18034

                                INDENET, INC.
                 (formerly INDEPENDENT TELEMEDIA GROUP, INC.)
              (Exact name of registrant as specified in charter)


Delaware                                          68-0158367

(State or other jurisdiction                      IRS Employer
of incorporation)                                 Identification No.)

1640 North Gower Street, Los Angeles, California 90028
(Address of principal executive office)



Registrant's telephone number, including area code: (213) 466-6388


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                Yes  X  NO ___

                     APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes ___No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,341,315 Shares of Common Stock, Par Value $.001 as of November 10, 1995.

INDENET, INC.

INDEX


PART I.        FINANCIAL INFORMATION:

          Item 1.   Financial Statements:

                                                             Page
                                                               No.
               Consolidated Balance Sheet --
               September 30, 1995 and March 31, 1995             1


               Consolidated Statement of Operations
               --Three-Months and Six-Months Ended
                September 30, 1995 and 1994                      3

               Consolidated Statement of Changes in
               Stockholders' Equity -- Six-Months Ended
               September 30, 1995                                4

               Statement of Consolidated Cash Flows --
               Six Months Ended September 30, 1995
               and 1994                                          5

               Notes to Financial Statements                     6


          Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     8


PART II.  OTHER INFORMATION:

          Item 6.   Exhibits and Reports on Form 8-K             11

                              INDENET, INC.
                    CONSOLIDATED BALANCE SHEET
                              (Unaudited)


ASSETS
                                         September 30,              March 31,
                                             1995                     1995
Current assets:
     Cash and cash equivalents               $  3,121,537        $   479,534
     Restricted cash                                 -               688,826
     Receivables
          Accounts and other receivables, net   3,368,323          3,678,553
          Note receivable, current portion        115,799            583,604

          Total receivables                     3,484,122          4,262,157

     Inventories                                  289,584            327,108
     Prepaid expenses                             140,263            116,843

Total current assets                            7,035,506          5,874,468

Property and equipment, less accumulated
          depreciation and amortization         7,232,510          2,762,936

Capitalized costs, net                             15,672             59,655
Other long-term assets                            314,999            317,124
Goodwill, net                                   3,869,469          8,443,401

TOTAL ASSETS                                 $ 18,468,156        $17,457,584

See accompanying notes to consolidated financial statements

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                             September 30,    March 31,
                                                 1995            1995

Current liabilities:

     Accounts payable and accrued expenses   $ 2,780,238         $ 3,217,659
     Notes payable, current portion            1,925,182           2,947,620

Total current liabilities                      4,705,420           6,165,279

     Notes payable to shareholders
          of acquired company                  2,335,750           4,604,500
     Note payable                              1,778,759           1,916,758

Total liabilities                              8,819,929          12,686,537
Commitments and contingencies

Stockholders' equity:

     Preferred stock $.0001 par
       Authorized - 40,000,000 shares
       216,667 issued and outstanding                 22               -
     Common stock $.001 par value
       Authorized - 100,000,000 shares
       Issued and outstanding - 8,076,735
          and 5,404,823                            8,077               5,405
     Additional paid-in capital               11,483,100           6,064,463
     Retained deficit                         (1,842,972)         (1,298,821)
       Total stockholders' equity              9,648,227           4,771,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $18,468,156         $17,457,584

See accompanying notes to consolidated financial statements

                           INDENET, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                         Three Months Ended
                              September 30,
                                                       Pro forma
                         1995           1994           1994

Revenue               $  4,030,324       $    -        $  4,373,222
Cost of sales            1,663,857            -           1,890,791

Gross profit             2,366,467            -           2,482,431

Operating expenses:
     Selling, general
      and administrative 2,171,393            -           2,013,503
     Depreciation and
      amortization         476,273           7,000          419,753
     Research and
      development           71,351             -                -
     Corporate             120,539         238,540          238,540


          Operating loss  (473,089)       (245,540)        (189,365)


Other income (expense):
     Interest income        42,334          82,229           99,467
     Interest expense     (150,589)        (16,250)        (202,789)

     Reduction of account
      payable                 -               -                 -
     Settlement of
      lawsuits                -             200,000         200,000
     Miscellaneous, net      11,646         (66,570)        (33,460)

Net loss before income taxes (569,698)      (46,131)       (126,147)

Income taxes                  2,400            -                  -

Net loss                  $(572,098)      $  (46,131)      $(126,147)


  Net loss per share      $   (0.08)      $      (0.01)     $  (0.03)

Weighted average number of
 common shares outstanding  7,550,098        3,970,143      4,870,143


                              Six Months Ended
                              September 30,
                                                       Pro forma
                         1995           1994           1994

Revenue               $  8,628,272   $    -             $  9,004,863

Cost of sales            3,626,277        -                3,745,074


Gross profit             5,001,995        -                5,259,789


Operating expenses:
     Selling, general
      and administrative 4,273,009        -                 4,143,286
     Depreciation and
      amortization         746,535        19,000              837,523
     Research and
      development           71,351         -                     -
     Corporate             298,431       450,170              450,170

          Operating loss  (387,331)     (469,170)            (171,190)

Other income (expense):
     Interest income        47,051       160,868              195,727
     Interest expense     (369,707)      (32,500)            (427,878)
     Reduction of
      account payable       -            172,427                  -
     Settlement of
      lawsuits             145,000       102,280                  -
     Miscellaneous, net     38,320       (88,812)              265,328

Net loss before
      income taxes        (526,667)      (154,907)            (138,013)

Income taxes                 2,484           -                   -

Net loss             $    (529,151)     $(154,907)           $(138,013)

  Net loss per
      share         $       (0.08)       $  (0.04)           $   (0.03)

Weighted average
      number of common
      shares
      outstanding        6,588,941        3,943,198           4,843,198


                               INDENET, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Six Months Ended September 30, 1995
                                (Unaudited)

                          Preferred Stock              Common Stock

                          Number of     Preferred      Number of Common
                          Shares         Stock         Shares    Stock


Balance at April 1, 1995      -         $   -          5,404,823  $5,405

Exercise of warrants
 and options                  -             -          1,921,912   1,922

Conversion of debt to
 preferred stock          166,667           17            -

Conversion of debt to
 common stock                -               -         750,000       750

Sale of preferred
 stock                     50,000            5

Preferred dividends

Net income

Balance at
 September 30, 1995       216,667       $    22       8,076,735     $8,077

                         Additional
                         Paid-in        Retained
                         Capital        Deficit        Total

Balance at April 1, 1995  $   6,064,463 $ (1,298,821)   $ 4,771,047

Exercise of warrants
 and options                  2,524,009                   2,525,931

Conversion of debt
 to preferred stock             499,983                     500,000

Conversion of debt
 to common stock              2,249,250                    2,250,000

Sale of preferred stock         145,395                      145,400

Preferred dividends                          (15,000)        (15,000)

Net income                                  (529,151)       (529,151)

Balance at
September 30, 1995        $ 11,483,100  $ (1,842,972)   $  9,648,227

See accompanying notes to consolidated financial statements


                            INDENET, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)

INCREASE IN CASH AND CASH EQUIVALENTS

                                             Six Months Ended September 30,
                                                       1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                      $  (529,151)   $(154,907)

Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
Depreciation and amortization                     746,535       19,000
Provision for losses on accounts receivable       (44,000)         -
Interest accrued on note receivable                  -          14,361
Issuance of common stock for services
 and settlement of lawsuit                           -         216,187
Decrease/Increase in operating assets and
 liabilities:
Restricted cash                                   688,826      129,289
Accounts receivable                               354,230      (19,544)
Receivables from related party                       -          77,200
Inventories                                        37,524         -
Prepaid expenses                                  (23,420)        -
Other assets                                        2,125         -
Accounts payable and accrued expenses            (437,421)     (438,033)
NET CASH PROVIDED BY (USED IN) OPERATIONS         795,248      (156,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (598,194)         -
Investment in marketable securities                  -        1,952,283
Collection of notes receivable                    467,805       666,590
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                            (130,389)    2,618,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                       (679,187)      (50,000)
Proceeds from exercise of warrants
 and options                                     2,525,931      125,000
Purchase of Class A warrants                        -           (72,160)
Proceeds from sale of preferred stock              145,400         -
Purchase and cancellation of treasury stock         -              (388)
Dividends on preferred stock                       (15,000)        -
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,977,144        2,452

INCREASE IN CASH AND CASH EQUIVALENTS            2,642,003    2,464,878

CASH AND CASH EQUIVALENTS
 - BEGINNING OF PERIOD                             479,534      505,336

CASH AND CASH EQUIVALENTS - END OF PERIOD      $ 3,121,537  $ 2,970,214

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:

     Interest                                  $   369,707  $    32,500

See accompanying notes to consolidated financial statements


                            INDENET, INC.

                     NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

1. In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report for the fiscal year ended December 31, 1994. The results of operations for the three- and six-month periods ended September 30, 1995 are not necessarily indicative of the results for the full year.

     In May, 1995, the Company changed its fiscal year from a calendar year-end to a March 31 year-end. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 1994 included in the Company's Annual Report on Form 10-KSB/A-2. Also included in this Annual Report are pro-forma financial statements of the Company and Mediatech, Inc. ("Mediatech") for the years ended December 31, 1994 and 1993. Furthermore, effective June 30, 1995, the Company changed its name from Independent TeleMedia Group, Inc. to IndeNet, Inc. and re-incorporated as a Delaware corporation.

     The accompanying consolidated financial statements include the accounts of IndeNet, Inc. and its wholly-owned subsidiary Mediatech, Inc.
(collectively "the Company") since its acquisition on February 3, 1995.

2. During the six-months ended September 30, 1995, warrant and option holders exercised warrants and options to purchase 1,921,912 shares of the Company's common stock. The warrants and options were exercised for between $1.25 and $2.50 per share. The Company received gross proceeds of $2,569,931. Legal and professional fees of approximately $44,000 were incurred in connection with the transactions.

3. During the six-months ended September 30, 1995, the holder of the $500,000 note payable converted the debt to 166,667 shares of Series B Convertible Preferred Stock. The preferred stock was valued at $3.00 per share and provides for a 12% annual dividend, payable monthly for a period of up to five (5) years. Commencing July 1, 1997, the preferred stock is convertible into the Company's common stock for $3.00 per common share (i.e., one preferred share for one common share) or market, whichever is less. Also during the six-months ended September 30, 1995, the holder purchased an additional 50,000 shares of Series B Preferred Stock, valued at $3.00 per share. This issuance of Preferred Stock has the same terms as described above. Net proceeds to the Company, after legal and professional expenses was $145,400.

     During the six-months ended September 30, 1995, a former shareholder of Mediatech converted $2,250,000 of a note payable to 750,000 shares of common stock at $3.00 per share. The shareholder has agreed to "lockup" the shares until July 1, 1996; at which time the Company has agreed to demand registration rights.

4. As of June 30, 1995, the Company, as a result of obtaining appraisals, re-valued certain of the property and equipment acquired from the Mediatech acquisition, which occurred in February, 1995. The result of the re-valuation was to increase property and equipment and reduce goodwill by $4,418,000.

5. During the six-months ended September 30, 1995, the Company settled a lawsuit with one of its former tenants. The result of the settlement was a net gain to the Company of $145,000.

6. The Company leases office, production and warehousing facilities in its Chicago location from real estate partnerships in which a former shareholder of Mediatech, Inc. has a controlling interest. Total rent expense paid to these partnerships for the three- and six-months ended September 30,1995 was $217,519 and $435,259.

7. Net loss per share is calculated by taking the net loss after deducting the preferred dividends and dividing the resultant amount by the average number of common shares outstanding. Common stock equivalents, such as stock options and warrants, have not been included since their effect would not be dilutive.

8. Condensed pro-forma results of operations of the Company and Mediatech, Inc. as if the purchase occurred at the beginning of the periods is presented below.

     Pro-forma adjustments primarily include amortization of allocated costs in connection with the purchase and reduction of salaries pursuant to employment contracts.


                  IndeNet     Mediatech Combined                 Pro forma
               Six Months   Six Months  Six Months               Six Months
                  Ended       Ended     Ended        Pro forma   Ended
                  9/30/94   9/30/94     9/30/94     Adjustments  9/30/94

Revenue       $     -    $  9,004,863 $  9,004,863   $      -    $ 9,004,863
Cost of sales       -       3,745,074    3,745,074          -      3,745,074
S,G&A               -       4,230,786    4,230,786      (87,500)   4,143,286
Depr./Amort.      19,000      605,664      624,664      212,859      837,523
Corporate        450,170        -          450,170          -        450,170
Misc.,net        314,263     (250,560)      63,703      (30,526)      33,177
Net(loss)       (154,907)     172,779       17,872     (155,885)    (138,013)
Net(loss)
   per share $     (0.04)                                        $     (0.03)

                  IndeNet     Mediatech Combined                 Pro forma
               Three Months Three Months Three Months            Three Months
                  Ended       Ended     Ended        Pro forma   Ended
                  9/30/94   9/30/94     9/30/94     Adjustments    9/30/94

Revenue        $     -   $  4,373,222 $  4,373,222   $     -     $  4,373,222
Cost of sales        -      1,890,791    1,890,791         -        1,890,791
S,G&A                -      2,057,253    2,057,253     (43,750)     2,013,503
Depr./Amort.        7,000     306,324      313,324     106,429        419,753
Corporate         238,540        -         238,540         -          238,540
Misc., net        199,409    (120,928)      78,481     (15,263)        63,218
Net loss          (46,131)     (2,074)     (48,205)    (77,942)     (126,147)
Net loss
   per share    $  (0.01)                                        $     (0.03)

9. On November 1, 1995 , the Company redeemed its Class B Warrants. The Company has received proceeds of approximately $2,460,000 and issued 1,229,879 shares of the common stock as a result of this redemption.

                            INDENET, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations for the six- and three-months ended September 30, 1995 include the operations of the Company's wholly-owned subsidiary Mediatech as a result of the acquisition of Mediatech effective February 3, 1995. Additionally, condensed pro-forma results of operations of the Company and Mediatech are summarized in the Notes to Consolidated Financial Statements and discussed below.


Revenue

The increase in revenue was a result of the consolidation of revenue of the Company's recently acquired and wholly-owned subsidiary, Mediatech. All revenues in the current periods presented resulted from the operations of Mediatech. There was no revenue for the six- and three-months ended September 30, 1994 since the Company had no operations during those periods. On a pro-forma basis revenue for the periods ended September 30, 1995 are generally consistent with the prior year's periods. It is anticipated that revenue in future periods will increase in comparison to revenue in the current periods. Due to the seasonality of Mediatech's business, sales for the three-months ended September 30 tend to be the lowest period of the year. Television viewership is lower in the Summer which results in fewer broadcast spots being delivered. Syndicated programs are in hiatus during the Summer which results in fewer occasional feeds of supplemental promotional spots being broadcast.


Cost of Sales

Cost of sales was 42% and 41% for the six- and three-months ended September 30, 1995. There was no cost of sales for the comparable periods in prior year since there was no revenue for those periods. On a pro-forma basis the three-months ended September 30, 1994. It is anticipated that cost of sales as a percentage of revenue will remain consistent in future periods until the Company has deployed its Digital Broadcast Network; at which time cost of sales should decrease.


Selling, General and Administrative

Selling, general and administrative expenses for the six- and three-months September 30, 1995 represent operating expense of Mediatech. There are no selling, general and administrative expenses for the six- and three months ended September 30, 1994 since the Company did not have an operating business at that time. On a pro-forma basis selling, general and administrative expenses were similar to the prior year's periods. It is anticipated that selling, general and administrative expense in future periods will be proportionately consistent with revenue in the future periods.


Depreciation and Amortization

Depreciation and amortization increased as a result of the acquisition of Mediatech for the six- and three-months ended September 30, 1995. It is anticipated that depreciation and amortization will increase in future periods as a result of the reallocation of Goodwill to Property, Plant and Equipment as discussed above.


Research and Development

Research and development expenses for the six- and three-months ended September 30, 1995 represent expenses related to the development of the Company's Digital Broadcast Network. It is anticipated that research and development will increase in future periods related to the development and deployment of the Digital Broadcast Network.


Corporate

Corporate overhead represent general and administrative expenses related to the administration of the Company exclusive of expenses related to Mediatech. These expenses for the six- and three-months ended September 30, 1995 decreased 34% and 49% in comparison to the prior year's periods primarily as the result of resolving all outstanding litigation. The remaining expenses are primarily related to costs of being a public company. Since the Company has no ongoing material litigation and as a result of the consolidation of the Company's corporate expenses into its wholly-owned subsidiary, Mediatech, and the other items previously mentioned, it is anticipated that corporate expenses will decline in future periods.


Interest Income

Interest income decreased $113,817 and $39,895 for the six- and three-months ended September 30, 1995 due to the reduction in cash. The reduction in cash is attributable to the $3,000,000 paid for the purchase of Mediatech. It is anticipated that interest income will increase in the following period due to the exercise of options and warrants resulting in a higher cash balance. However, interest income will then decrease as a result of the $4,500,000 cash payment due to the shareholder of Channelmatic, Inc. for the pending acquisition of that company.


Interest Expense

Interest Expense increased $337,207 and $134,339 for the six- and three-months ended September 30, 1995 primarily as a result of increased interest expense resulting from debt related to the acquisition of Mediatech. It is anticipated that interest expense will increase in future periods as a result of the additional note payable resulting from the pending acquisition of Channelmatic, Inc.


Miscellaneous, net

Miscellaneous, net increased $127,132 and $78,216 for the six- and three-months ended September 30, 1995 primarily as the result of increased rental income and decrease in miscellaneous expenses.


Income Taxes Benefit

As all available loss carrybacks were utilized in 1993, there is no carryback provided for in the current periods. The Company has net operating loss carryforwards. The Company has not recorded a deferred tax asset for its current net operating loss as the Company cannot conclude that it is more likely than not the deferred tax asset would be realized.


Net Loss

Net loss for the six- and three-months ended September 30, 1995 increased $374,244 and $525,967 from prior year's periods primarily as a result of the items discussed in the section on corporate expenses as well as consolidation of the results of the operations of Mediatech with the Company for the current periods. On a pro-forma basis net loss increased by $391,138 and $445,951 for the six- and three-months ended September 30, 1995 compared with prior year's periods for the same reasons stated above. It is anticipated that the results of operations will be impacted by increased expenses related to deployment of the Company's Digital Broadcast Network.


LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended September 30, 1995, cash and cash equivalents increased $2,642,003 primarily as a result of the exercise of Warrants and Stock Options, the sale of Preferred Stock, the conversion of restricted cash to cash and cash equivalents, and the collection of the Note Receivable. Working capital increased $2,620,897 for the six-months ended September 30, 1995 compared to prior year's periods primarily as the result of the above factors.

Long term debt was reduced by $2,250,000 as the result of conversion of a note payable to a shareholder of the acquired company to Common Stock. However, current debt service requirements have not changed.

The Company anticipates that its current liquidity will fund operations at the current level without reliance on additional outside sources of financing. As a result of the purchase of Mediatech and the pending acquisition of Channelmatic, Inc. (see following discussion of Channelmatic acquisition), the Company anticipates that up to $10,000,000 will need to be raised to fund the anticipated deployment of a Digital Broadcast Network throughout the country to broadcast television stations. As of the date of this filing, the Company is in the process of attempting to raise such funds through a private placement.

The Company is in the process of the purchase of Channelmatic, Inc. ("Channelmatic"). The purchase price is to include, among other considerations, cash of $4,500,000 upon closing and a commitment to invest $3,000,000 into Channelmatic after the closing to be used for market and product development. The Company is currently working with its investment banking firm to raise the funds, through a private placement of preferred stock and debt in order to consummate the transaction. At this time no commitments have been made and there is no assurance that the purchase of Channelmatic will be consummated.



INDENET, INC.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

None material.

Item 6.   Exhibits and Reports on Form 8-K

a. A Form 8-K was filed for the event reported October 11, 1995 related to the entering into an Asset Purchase Agreement with Channelmatic, Inc.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   INDENET, INC.

Date:  November 14, 1995           By:  /s/ Lewis K. Eisaguirre
                                        Lewis K. Eisaguirre,
                                        Chief Financial and
                                        Accounting Officer