Form 10QSB
period 1995-12-31
INDENET INC
filed 1996-02-12
CIK 833847

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                         _______________________

                               FORM 10-QSB

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended December 31, 1995

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________ to _________

                     Commission file number: 0-18034

                              INDENET, INC.
              (formerly INDEPENDENT TELEMEDIA GROUP, INC.)
           (Exact name of registrant as specified in charter)


Delaware                                     68-0158367
(State or other jurisdiction                (IRS Employer
 of incorporation)                           Identification No.)



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

Yes  X           NO ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
11,658,606 Shares of Common Stock, Par Value $.001 as of February
12, 1996.


                               INDENET, INC.

                                   INDEX



  PART I.        FINANCIAL INFORMATION:

Item 1.   Financial Statements:

                                                             Page
                                                             No.

Consolidated Balance Sheet -- December 31, 1995 and
     March 31, 1995. . . . . . . . . . . . . . . . . . . . . . .1

Consolidated Statement of Operations --Three-months
     and Nine-months Ended December 31, 1995 and
     1994. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Statement of Changes in Stockholders'
     Equity -- Nine-months Ended
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statement of Cash Flows -- Nine months Ended
     December 31, 1995 and 1994 . . . . . . . . . . . . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . 15


  PART II.  OTHER INFORMATION:

Item 5.   Other Information. . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 18

  EXHIBIT I.     Financial Statements of Channelmatic, Inc. for
                    the Twelve Months Ended December 31, 1995,
                    1994 and 1993. . . . . . . . . . . . . . . 20

  EXHIBIT II.    Exchange Agreement between IndeNet, Inc. and
                    Starcom Television Services, Inc . . . . . .



                               INDENET, INC.
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


                                  ASSETS


                                 December 31,    March 31,
                                 1995            1995

Current assets:
  Cash and cash equivalents      $  4,117,817    $     479,534

  Restricted cash                         --           688,826

  Receivables
    Accounts and other
      receivables, net              4,111,109        3,678,553
    Note receivable, current
      portion                          57,132          583,604

    Total receivables               4,168,241        4,262,157

  Inventories                       1,833,522          327,108
  Prepaid expenses                    271,794          116,843

Total current assets               10,391,374        5,874,468

Property and equipment, less
  accumulated depreciation and
  amortization                      8,342,315        2,762,936

Capitalized costs, net                310,793           59,655
Other long-term assets                331,827          317,124
Goodwill, net                      13,256,933        8,443,401

TOTAL ASSETS                     $ 32,633,242     $ 17,457,584





See accompanying notes to consolidated financial statements




                               INDENET, INC.
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                 December 31,    March 31,
                                 1995            1995

Current liabilities:
  Accounts payable and accrued
    expenses                     $  4,107,472    $  3,217,659
  Notes payable, current portion    1,801,115       2,947,620

Total current liabilities           5,908,587       6,165,279

  Notes payable to shareholders
    of acquired companies           7,923,688       4,604,500
  Note payable                      1,709,759       1,916,758

Total liabilities                  15,542,034      12,686,537

Minority interest                   1,668,463

Commitments and contingencies

Stockholders' equity:
  Preferred stock $.0001 par value
    Authorized - 40,000,000 shares
    216,667 issued and outstanding         22             --
  Common stock $.001 par value
    Authorized - 100,000,000 shares
    Issued and outstanding -
      11,127,072 and 5,404,823         11,127           5,405
  Additional paid-in capital       18,020,910       6,064,463
  Retained deficit                 (2,609,314)     (1,298,821)
    Total stockholders' equity     15,422,745       4,771,047

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $ 32,633,242    $ 17,457,584





See accompanying notes to consolidated financial statements





                               INDENET, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)




                                  Three months Ended
                                      December 31,


                                 1995            1994

Revenue                          $ 4,930,388     $       --

Cost of sales                      2,221,925             --

Gross profit                       2,708,463             --

Operating expenses:
  Selling, general and
    administrative                 2,388,415             --
  Depreciation and amortization      563,126             --
  Research and development            32,258             --
  Corporate                          409,271          325,332
    Operating loss                  (684,607)        (325,332)

Other income (expense):
  Interest income                     54,345           53,819
  Interest expense                  (185,034)         (16,250)
  Reduction of account payable           --              --
  Settlement of lawsuits                 --              --
  Miscellaneous, net                  16,584             --

Net loss before income tax
  expense and allocation to
  minority interest                 (798,712)        (287,763)

Income tax expense                       --             --

Loss before allocation to
  minority interest                 (798,712)        (287,763)

Allocation to minority interest      (51,870)            --

Net loss                         $  (746,842)    $   (287,763)

  Net loss per share             $     (0.08)    $      (0.07)

Weighted average number of
  common shares outstanding        9,660,288        4,042,810



                                  Nine months Ended
                                      December 31,
                                                     Pro forma
                         1995          1994          1995

Revenue                  $ 13,558,661  $      --     $ 21,030,939

Cost of sales               5,848,202         --       10,392,300

Gross profit                7,710,459         --       10,638,639
Operating expenses:
  Selling, general and
    administrative          6,518,721         --        8,621,849
  Depreciation and
    amortization            1,309,661        19,000     2,536,820
  Research and
    development               174,960         --          265,162
  Corporate                   779,055       936,164       779,055
    Operating loss         (1,071,938)     (955,164)  (1,564,247)

Other income (expense):
  Interest income             101,395       214,686       105,315
  Interest expense           (554,740)      (48,922)  (1,020,915)
  Reduction of account
    payable                       --        211,727         --
  Settlement of lawsuits      145,000       102,280       145,000
  Miscellaneous, net           54,904        32,723         5,693

Net loss before income
  tax expense and
  allocation to minority
  interest                 (1,325,379)     (442,670)  (2,329,154)

Income tax expense              2,484         --          (8,869)

Loss before allocation to
  minority interest        (1,327,863)     (442,670)  (2,320,285)

Allocation to minority
  interest                    (51,870)        --         (58,094)


Net loss                 $ (1,275,993) $   (442,670) $(2,262,191)

  Net loss per share     $      (0.17) $      (0.11) $     (0.27)

Weighted average number
  of common shares
  outstanding               7,612,723     3,967,531    8,538,417





See accompanying notes to consolidated financial statements





                               INDENET, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine months Ended December 31, 1995
                                (Unaudited)




                                    Preferred Stock


                                 Number of       Preferred
                                 Shares          Stock

Balance at April 1, 1995                --       $       --

Exercise of warrants and
  options                               --               --

Conversion of debt to
  preferred stock                     166,667               17

Conversion of debt to common
  stock                                 --               --

Sale of preferred stock                50,000                5


Purchase of Channelmatic, Inc.

Buy-back of common stock from
  officers

Preferred dividends

Net loss

Balance at December 31, 1995          216,667    $          22



                                      Common Stock


                                 Number of       Common
                                 Shares          Stock

Balance at April 1, 1995            5,404,823    $       5,405

Exercise of warrants and
  options                           3,464,471            3,464

Conversion of debt to
  preferred stock

Conversion of debt to common
  stock                               750,000              750

Sale of preferred stock


Purchase of Channelmatic, Inc.      1,530,000            1,530

Buy-back of common stock from
  officers                            (22,222)             (22)

Preferred dividends

Net loss

Balance at December 31, 1995       11,127,072    $      11,127



                         Additional
                         Paid-in       Retained
                         Capital       Deficit       Total

Balance at April 1, 1995 $  6,064,463  $ (1,298,821) $  4,771,047


Exercise of warrants and
  options                   4,848,727                   4,852,191

Conversion of debt to
  preferred stock             499,983                     500,000

Conversion of debt to
  common stock              2,249,250                   2,250,000


Sale of preferred stock       145,395                     145,400


Purchase of
  Channelmatic, Inc.        4,313,070                   4,314,600


Buy-back of common stock
  from officers               (99,978)                  (100,000)


Preferred dividends                         (34,500)     (34,500)


Net loss                                 (1,275,993)  (1,275,993)

Balance at
  December 31, 1995      $ 18,020,910  $ (2,609,314) $ 15,422,745






See accompanying notes to consolidated financial statements



                               INDENET, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 Nine months Ended December 31,
                                 1995              1994

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                       $  (1,275,993)  $   (442,670)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating
    activities:
   Depreciation and
     amortization                    1,309,661         19,000
   Provision for losses on
     accounts receivable               (43,812)        77,200
   Allocation of loss to minority
     interest                          (51,870)           --
   Interest accrued on note
     receivable                            --          14,361
   Issuance of common stock for
     services and settlement               --        (371,299)
   Decrease/Increase in operating
     assets and liabilities:
    Restricted cash                    688,826        127,790
    Accounts receivable                368,256        185,256
    Inventories                         24,586            --
    Prepaid expenses                   (79,951)       (41,500)
    Capitalized costs                   13,862            --
    Other assets                        (4,703)           --
    Accounts payable and accrued
      expenses                        (341,335)       222,901
NET CASH PROVIDED BY (USED IN)
  OPERATIONS                           607,527       (208,961)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures                (986,991)           --
  Cash of acquired entity
    Channelmatic                       270,000            --
  Investment in marketable
    securities                             --       1,952,283
  Collection of note receivable        526,472      1,005,204
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                (190,519)     2,957,487

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Repayment of notes payable          (886,816)       (50,000)
  Cash paid to acquired entity
    Channelmatic                      (755,000)           --
  Proceeds from exercise of
    warrants and options             4,852,191        125,000
  Purchase of Class A warrants             --         (77,920)
  Proceeds from sale of preferred
    stock                              145,400            --
  Purchase and cancellation of
    treasury stock                    (100,000)          (388)
  Dividends on preferred stock         (34,500)           --
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES               3,221,275         (3,308)

INCREASE IN CASH AND CASH
  EQUIVALENTS                        3,638,283      2,745,218
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                  479,534        505,336

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                  $   4,117,817   $  3,250,554





See accompanying notes to consolidated financial statements



                               INDENET, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                (Unaudited)

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS





Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest                       $     312,737   $     48,750

Supplemental Disclosure of Noncash Investing and Financing
  Activities

Effective June 30, 1995, a shareholder converted $2,250,000 of a note payable to 750,000 shares of common stock at $3.00 per share.
Effective June 30, 1995, the holder of a $500,000 note payable converted the debt to 166,667 shares of Series B Convertible Preferred Stock. The preferred stock was valued at $3.00 per share.
Effective November 27, 1995, in conjunction with an Asset
  Purchase and Contribution Agreement with Channelmatic, the Company received assets of approximately $5,823,000 and assumed liabilities of approximately $1,161,000 in exchange for 1,530,000 shares of the Company's common stock valued at $2.82 per share and a note payable of $5,602,500.





See accompanying notes to consolidated financial statements



                               INDENET, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


     1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of December 31, 1994 included in the Company's Annual Report on Form 10-KSB/A-2. Also included in this Annual Report are pro-forma financial statements of the Company and Mediatech, Inc. ("Mediatech") for the years ended December 31, 1994 and 1993. The results of operations for the three- and nine-month periods ended December 31, 1995 are not necessarily indicative of the results for the year ending March 31, 1996.

          Included in this interim report are pro-forma financial statements for the nine-months ended December 31, 1995 and 1994 for the Company, Mediatech and Channelmatic, Inc. ("Channelmatic") (acquired November 27, 1995). In connection with the acquisition of Starcom Television Services, Inc. ("Starcom") (see Note 10), pro-forma financial statements are included for the Company, Mediatech, Channelmatic and Starcom for the nine months ended December 31, 1995 and for the year ended December 31, 1994.

          In May 1995, the Company changed its fiscal year from a calendar year-end to a March 31 year-end.

          Furthermore, effective June 30, 1995, the Company changed its name from Independent TeleMedia Group, Inc.
          to IndeNet, Inc. and re-incorporated as a Delaware corporation.

          The accompanying consolidated financial statements include the accounts of IndeNet, Inc., its wholly-owned subsidiary Mediatech (since its acquisition on February 3, 1995), and its 66.67% owned subsidiary Channelmatic (since its acquisition on November 27, 1995) (collectively "the Company").

     2. Effective November 27, 1995, the Company entered in to an Asset Purchase and Contribution Agreement with Channelmatic pursuant to which the Company agreed to purchase 66.67% of the assets, business and operations of Channelmatic. The purchase price paid by the Company for its 66.67% interest consisted of the following: (i) a $5,602,500 promissory note; and (ii) 1,530,000 restricted shares of the Company's Common Stock. The restricted common stock was valued at $2.82 per share (which price represents 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value. In addition, the Company agreed to contribute $3,000,000 to the capital of Channelmatic, which amount is payable over an 18-month period with interest at an 8% annual rate. On November 27, 1995, the Company made a $755,000 payment on this note. The Company also has obtained a five-year option to purchase some or all of the remaining 33.33% interest in Channelmatic for a purchase price of up to $6,000,000 on a pro rata basis.

          The $5,602,500 promissory note bears interest at a rate of 8% per annum. A $2,000,000 principal payment was made on January 5, 1996. Commencing in July 1996, the Company will make monthly payments of principal and interest equal to $70,613. Based on the foregoing payment schedule, the entire promissory note will be paid in full within 72 months after the closing date of the acquisition. The Company's obligations under the promissory note are secured by a lien on the Company's 66.67% common stock interest in Channelmatic, a blanket lien on substantially all of Channelmatic s assets, and by a guaranty of Channelmatic.

     3. During the nine-months ended December 31, 1995, warrant and option holders exercised warrants and options to purchase 3,185,651 shares of the Company's common stock. The warrants and options were exercised for between $1.25 and $2.50 per share. The Company received gross proceeds of $5,095,186. Legal, professional and solicitation fees of approximately $243,000 were incurred in connection with the transactions.

     4. Effective June 30, 1995, the holder of the $500,000 note payable converted the debt to 166,667 shares of Series B Convertible Preferred Stock. The preferred stock was valued at $3.00 per share and provides for a 12% annual dividend, payable monthly for a period of up to five (5) years. Commencing July 1, 1997, the preferred stock is convertible into the Company's common stock for $3.00 per common share (i.e., one preferred share for one common share) or market, whichever is less. Also during the nine-months ended December 31, 1995, the holder purchased an additional 50,000 shares of Series B Convertible Preferred Stock, valued at $3.00 per share. This issuance of Preferred Stock has the same terms as described above. Net proceeds to the Company, after legal and professional expenses, was $145,400.

          Effective June 30, 1995, a former shareholder of Mediatech converted $2,250,000 of a note payable to 750,000 shares of common stock at $3.00 per share. The shareholder has agreed to lockup the shares until July 1, 1996; at which time the Company has agreed to demand registration rights.

     5. As of June 30, 1995, the Company, as a result of obtaining appraisals, re-valued certain of the property and equipment acquired from the Mediatech acquisition, which occurred in February, 1995. The result of the re-valuation was to increase property and equipment and reduce goodwill by $4,418,000.

     6.   During the nine-months ended December 31, 1995, the
          Company settled a lawsuit with one of its former tenants. The result of the settlement was a net gain to the Company of $145,000.

     7. The Company leases office, production and warehousing facilities in its Chicago location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three- and nine-months ended December 31,1995 was $217,078 and $652,337. The
          Company also leases office space in Alpine, Calif. from a director who was the sole shareholder of Channelmatic. Total rent expense paid to the officer for the three- and nine-months ended December 31, 1995 was $6,500.

     8. Net loss per share is calculated by taking the net loss after deducting the preferred dividends and dividing the resultant amount by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would not be dilutive.

     9. Condensed pro-forma results of operations of the Company, Mediatech and Channelmatic as if the purchase occurred at the beginning of the periods is presented below.

          Pro-forma adjustments include (a) amortization of allocated costs in connection with the purchases, (b) reduction of salaries pursuant to employment contracts,
          (c) interest expense on shareholder notes, and (d) allocation to minority interest.

                         IndeNet       Channelmatic  Combined
                         Nine months   Eight months  Nine months
                         Ended         Ended         Ended
                         12/31/95      11/30/95      12/31/95

Revenue                  $ 13,558,661  $  4,551,907  $ 18,110,568
Cost of sales               5,848,202     2,875,782     8,723,984
S,G&A                       6,518,721     1,553,676     8,072,397
Depr./Amort.                1,309,661       222,090     1,531,751
Research and development      174,960        90,202       265,162
Corporate                     779,055            --       779,055
Misc. (expense), net         (253,441)      (87,499)    (340,940)
Income taxes                    2,484       (11,353)      (8,869)
Allocation to min. int.       (51,870)                   (51,870)
Net (loss) income          (1,275,993)     (265,989)  (1,541,982)
Net (loss) per share     $      (0.17)
Number of shares            7,612,723



                                       Pro forma
                                       Nine months
                         Pro forma     Ended
                         Adjustments   12/31/95

Revenue                  $         --  $ 18,110,568
Cost of sales                      --     8,723,984
S,G&A                       (98,667)(b)   7,973,730
Depr./Amort.                 377,056(a)   1,908,807
Research and development                    265,162
Corporate                          --       779,055
Misc. (expense), net        (298,800)(c)   (639,740)
Income taxes                       --        (8,869)
Allocation to min. int.       (6,224)(d)    (58,094)
Net (loss) income           (570,965)    (2,112,947)
Net (loss) per share                   $      (0.24)
Number of shares                          8,972,723



                         IndeNet       Mediatech     Channelmatic
                         Nine months   Nine months   Nine months
                         Ended         Ended         Ended
                         12/31/94      12/31/94      12/31/94

Revenue                  $         --  $ 13,553,083  $  7,356,805
Cost of sales                      --     5,708,749     3,854,997
S,G&A                              --     6,485,073     1,917,772
Depr./Amort.                   19,000       797,163       142,063
Research and development           --                     481,157
Corporate                     936,164            --            --
Misc. (expense), net          512,494      (132,680)     (94,974)
Provision for income
  taxes                            --            --       25,482
Allocation to min. int.
Net (loss) income            (442,670)      429,418      840,360
Net (loss) per share     $      (0.11)
Number of shares            3,967,531



                         Combined                    Pro forma
                         Nine months                 Nine months
                         Ended         Pro forma     Ended
                         12/31/94      Adjustments   12/31/94

Revenue                  $ 20,909,888  $         --  $ 20,909,888
Cost of sales               9,563,746            --     9,563,746
S,G&A                       8,402,845    (242,250)(b)   8,160,595
Depr./Amort.                  958,226    1,322,394(a)   2,280,620
Research and development      481,157                     481,157
Corporate                     936,164            --       936,164
Misc. (expense), net          284,840    (126,939)(c)     157,901
Provision for income
  taxes                        25,482            --        25,482
Allocation to min. int.            --      243,096(d)     243,096
Net (loss) income             827,108   (1,450,179)     (623,071)
Net (loss) per share                                 $     (0.10)
Number of shares                                        6,397,531



     10. On January 17, 1996, the Company entered into an Exchange Agreement with Starcom and all of the stockholders of Starcom pursuant to which the Company has agreed to issue 1,000,000 shares of the Company's restricted common stock for 100% of the common stock of Starcom, subject to the completion of certain financing. The restricted common stock was valued for book purposes at $2.80 per share (which price represents 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value. Management believes that the Starcom acquisition is probable.

          The number of shares issued to the Starcom shareholders
          can be adjusted according to the  Formula Value.   The
          Formula Value is based primarily on the gross profit of Starcom business from January 1, 1996 through March 31, 1996.

          Starcom is engaged in the distribution of syndicated television programs, television commercials and infomercial programs. Distribution is accomplished through satellite broadcast. Starcom will provide the Company with a West Coast base of operations to establish a position in the program syndication market and enhance its position in video duplication. The digital delivery technology being developed by the Company has direct application for the delivery of syndicated programs as well as infomercials. The synergies between the Company and Starcom permit elimination of significant costs duplicated at the two entities.

          Condensed pro-forma results of operations of the Company, Mediatech, Channelmatic and Starcom as if the purchase occurred at the beginning of the periods is presented herein.



                               INDENET, INC.
                     PRO FORMA CONDENSED BALANCE SHEET
                             DECEMBER 31, 1995
                                (Unaudited)


                         INDE          Starcom       Combined
ASSETS
Cash                     $  4,117,817  $    (76,748) $  4,041,069
Accounts receivable         4,111,109       493,172     4,604,281
Inventory                   1,833,522       109,420     1,942,942
Other current
  (incl. prepaid)             328,926            --       328,926
  Total current assets     10,391,374       525,844    10,917,218

PP&E at cost               18,232,490     2,652,450    20,884,940
Accumulated depr./amort.   (9,890,175)     (548,600) (10,438,775)
  PP&E, net                 8,342,315     2,103,850    10,446,165

Goodwill                   13,256,933            --    13,256,933
Other long term assets        642,620       157,493       800,113

Total Assets             $ 32,633,242  $  2,787,187  $ 35,420,429

LIABILITIES
Accounts payable         $  2,566,509  $  1,586,251  $  4,152,760
Accrued expenses            1,540,963       534,749     2,075,712
Line of credit              1,525,115     1,147,615     2,672,730
Customer deposits                  --            --            --
Note payable -
  current portion             276,000            --       276,000
  Total current
    liabilities             5,908,587     3,268,615     9,177,202

Notes payable               1,709,759     2,394,294     4,104,053
Note payable to S/H -
  Mediatech                 2,321,188            --     2,321,188
Note payable to S/H -
  Channelmatic              5,602,500            --     5,602,500
  Total long term
    liabilities             9,633,447     2,394,294    12,027,741

Total Liabilities          15,542,034     5,662,909    21,204,943

Minority Interest           1,668,463            --     1,668,463

STOCKHOLDERS' EQUITY
Preferred stock                    22            --            22
Common stock                   11,127            --        11,127
Additional paid-in capital 18,020,910       768,741    18,789,651


Retained earnings          (2,609,314)   (3,644,463)  (6,253,777)
  Total Stockholders'
    Equity                 15,422,745    (2,875,722)   12,547,023

Total Liabilities and
  Equity                 $ 32,633,242  $  2,787,187  $ 35,420,429



                                 Pro forma
                                 Adjustments     Pro forma
ASSETS
Cash                             $         --    $  4,041,069
Accounts receivable                        --       4,604,281
Inventory                                  --       1,942,942
Other current
  (incl. prepaid)                          --         328,926
  Total current assets                     --      10,917,218

PP&E at cost                        2,933,750(a)   23,818,690
Accumulated depr./amort.                   --     (10,438,775)
  PP&E, net                         2,933,750      13,379,915

Goodwill                            1,296,387 (a)  14,553,320
Other long term assets                     --         800,113

Total Assets                     $  4,230,137    $ 39,650,566

LIABILITIES
Accounts payable                 $         --    $  4,152,760
Accrued expenses                           --       2,075,712
Line of credit                             --       2,672,730
Customer deposits                          --              --
Note payable -
  current portion                          --         276,000
  Total current
    liabilities                            --       9,177,202

Notes payable                      (1,445,585) (b)  2,658,468
Note payable to S/H -
  Mediatech                                --       2,321,188
Note payable to S/H -
  Channelmatic                             --       5,602,500
  Total long term
    liabilities                    (1,445,585)     10,582,156

Total Liabilities                  (1,445,585)     19,759,358

Minority Interest                          --       1,668,463

STOCKHOLDERS' EQUITY
Preferred stock                            --              22
Common stock                            1,000 (a)      12,127
Additional paid-in capital          2,799,000 (a)  20,819,910
                                    1,445,585 (b)
                                   (2,214,326)(a)
Retained earnings                   3,644,463 (a)  (2,609,314)
  Total Stockholders'
    Equity                          5,675,722      18,222,745

Total Liabilities and
  Equity                         $  4,230,137    $ 39,650,566



                               INDENET, INC.
                PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                    NINE MONTHS ENDED DECEMBER 31, 1995
                                (Unaudited)




                         INDE          Acquisitions  Combined

Revenues                 $ 13,558,661  $  8,186,278  $ 21,744,939
Cost of sales               5,848,202     5,075,098    10,923,300

Gross profit                7,710,459     3,111,180    10,821,639

Operating expenses:
   Salaries                 4,624,013     1,891,146     6,515,159
   Legal and professional     230,273        62,131       292,404
   Rent                       811,373       212,208     1,023,581
   Depreciation and
     amortization           1,309,661       405,426     1,715,087
   Research and development   174,960        90,202       265,162
   Other general and
     administrative         1,632,117     1,240,310     2,872,427
Total operating expenses    8,782,397     3,901,423    12,683,820

Operating income           (1,071,938)     (790,243)  (1,862,181)

Miscellaneous income
  (expense)
   Interest expense          (554,740)     (333,375)    (888,115)

   Interest income            101,395         3,920       105,315

   Other                      199,904       (49,211)      150,693

Loss before taxes and
  minority interest        (1,325,379)   (1,168,909)  (2,494,288)

Income taxes                    2,484       (11,353)      (8,869)

Loss before minority
  interest                 (1,327,863)   (1,157,556)  (2,485,419)

Minority interest in
  Channelmatic                (51,870)           --      (51,870)

Net loss                 $ (1,275,993) $ (1,157,556) $(2,433,549)
Loss per share           $      (0.17)

Weighted average number
  of common shares
  outstanding               7,612,723



                                 Pro forma
                                 Adjustments     Pro forma
Revenues                         $(714,000)(c)   $ 21,030,939

Cost of sales                     (531,000)(c),(d) 10,392,300

Gross profit                      (183,000)        10,638,639

Operating expenses:
   Salaries                       (898,667)(e)      5,616,492
   Legal and professional               --            292,404
   Rent                           (126,000)(f)        897,581
   Depreciation and
     amortization                   821,733 (h)     2,536,820
   Research and development              --           265,162
   Other general and
     administrative               (278,000)(g)      2,594,427
Total operating expenses          (480,934)        12,202,886

Operating income                    297,934        (1,564,247)

Miscellaneous income
  (expense)
   Interest expense               (292,800)(i),(k) (1,020,915)
                                    160,000 (k)

   Interest income                  160,000 (k)       105,315
                                   (160,000)(k)
   Other                                 --           150,693
Loss before taxes and
  minority interest                 165,134        (2,329,154)

Income taxes                             --            (8,869)

Loss before minority
  interest                          165,134        (2,320,285)

Minority interest in
  Channelmatic                       (6,224)(j)       (58,094)

Net loss                         $  171,358      $ (2,262,191)
Loss per share                                   $      (0.27)

Weighted average number
  of common shares
  outstanding                                       8,612,723



                               INDENET, INC.
                PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                   TWELVE MONTHS ENDED DECEMBER 31, 1994
                                (Unaudited)



                         INDE          Acquisitions  Combined

Sales                    $         --  $ 34,626,544  $ 34,626,544

Cost of sales                      --    17,568,403    17,568,403

Gross Profit                       --    17,058,141    17,058,141

Operating expenses:
   Salaries                   442,311     8,063,243     8,505,554
   Legal and professional     454,802       285,382       740,184
   Rent                        11,423     1,458,819     1,470,242
   Depreciation and
     amortization              25,000     1,179,154     1,204,154
   Other general and
     administrative           312,546     5,118,548     5,431,094

       Total operating
         expenses           1,246,082    16,105,146    17,351,228

   Operating (loss) income (1,246,082)      952,995     (293,087)

Miscellaneous income
  (expense), net              247,292       251,522      498,814

Interest (expense)            (65,000)   (1,087,377)  (1,152,377)
Gain from settlement of
  lawsuits                    102,280            --      102,280
Gain from reduction of
  account payable             211,727            --      211,727

Net (loss) income before
  income taxes and allocation
  to minority interest       (749,783)      117,140     (632,643)

Provision for income taxes         --        32,000       32,000

Net (loss) income before
  allocation to minority
  interest                   (749,783)       85,140     (664,643)

Allocation to minority interest    --            --           --


 Net (loss) income       $   (749,783) $     85,140  $  (664,643)
 Net (loss) income per
   share                 $      (0.19)

Weighted average number
  of common shares
  outstanding               3,936,668




                                 Pro forma
                                 Adjustments     Pro forma

Sales                            $(3,178,000)(c) $ 31,448,544

Cost of sales                    (2,328,000)(c),(d)15,240,403

Gross Profit                       (850,000)       16,208,141

Operating expenses:
   Salaries                       (1,510,311)(e)    6,995,243
   Legal and professional                 --          740,184
   Rent                             (179,423)(f)    1,290,819
   Depreciation and
     amortization                  2,345,717 (h)    3,549,871
   Other general and
     administrative                 (302,000)(g)    5,129,094

       Total operating
         expenses                    353,983       17,705,211

   Operating (loss) income        (1,203,983)      (1,497,070)

Miscellaneous income
  (expense), net                      20,601 (k)      404,470
                                    (114,945)

Interest (expense)                 (205,095)(i),(k)(1,242,527)
                                     114,945 (k)
Gain from settlement of
  lawsuits                                --          102,280
Gain from reduction of
  account payable                         --          211,727

Net (loss) income before
  income taxes and allocation
  to minority interest            (1,388,477)      (2,021,120)

Provision for income taxes                --           32,000

Net (loss) income before
  allocation to minority
  interest                        (1,388,477)      (2,053,120)

Allocation to minority interest      438,222 (j)      438,222


 Net (loss) income               $(1,826,699)    $ (2,491,342)
 Net (loss) income per
   share                                         $      (0.39)


Weighted average number
  of common shares
  outstanding                                       6,366,668



(a) On January 24, 1996, the Company entered into an agreement to acquire Starcom for 1,000,000 shares of the Company's common stock. The common stock was valued for book purposes at $2.80 per share. The Company will acquire net liabilities of $1,430,137 (after conversion of notes payable to equity) and allocate the remaining purchase price to property and equipment - $2,933,750 and goodwill - $1,296,387. The Company believes 20 years to be an appropriate life for the goodwill resulting from the Starcom acquisition.

(b) Adjustment to offset Starcom notes payable of $1,445,585 to stockholders equity.

(c)  Adjustments to reflect elimination of Starcom product lines.

(d)  Adjustments to reflect application of existing lower
     Mediatech inventory purchasing to Starcom inventory.

(e) Adjustments to reflect reduction in payroll of principal officers with employment contracts and reduction of general payroll of Starcom due to a redundancy of staff with Mediatech. It is anticipated that the Company will combine the Starcom operations with the existing Mediatech operations.

(f) Adjustments to reflect non-recurring rent expense due to the closure of the Starcom offices and Company's corporate office.

(g) Adjustments to reflect non-recurring expenses such as property insurance, building costs, and data processing due to the closure of the Starcom offices.

(h)  Adjustments to reflect amortization of goodwill for both
     Channelmatic and Starcom over 20 years and amortization of step-up of equipment over five years.

(i) Adjustments to reflect interest expense related to the $5,602,500 note payable to the former Channelmatic shareholder.

(j) Adjustments to reflect a 33.33% allocation of operations from Channelmatic to minority shareholder.

(k) Adjustments to record and eliminate intercompany interest income and expense.



                            INDENET, INC.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations for the nine- and three-months ended December 31, 1995 include the operations of the Company's wholly-owned subsidiary Mediatech as a result of the acquisition of Mediatech effective February 3, 1995 and 66.67% owned subsidiary Channelmatic as a result of the acquisition of Channelmatic effective November 27, 1995. Additionally, condensed pro-forma results of operations of the Company, Mediatech, Channelmatic and Starcom are summarized in the Notes to Consolidated Financial Statements and discussed below.


Revenue

The increase in revenue was a result of the consolidation of revenue of the Company's acquired subsidiaries Mediatech and Channelmatic. All revenues in the current periods presented resulted from the operations of Mediatech and Channelmatic.
There was no revenue for the nine- and three-months ended December 31, 1994 since the Company had no operations during those periods. On a pro-forma basis revenue for the periods ended December 31, 1995 are lower than the prior period. Revenue for Mediatech and Starcom are consistent with the prior period. Revenue for Channelmatic, however, declined from prior periods due to a shift from MPEG1 standard digital equipment and analog equipment to MPEG2 standard digital equipment and the resulting lag in the development and introduction of the new MPEG2 products. It is anticipated that Channelmatic revenue in future periods will increase in comparison to revenue in the current period.

Cost of Sales

Cost of sales was 43% and 45% for the nine- and three-months ended December 31, 1995. There was no cost of sales for the comparable periods in the prior year since there was no revenue for those periods. On a pro-forma basis the Company experienced a similar cost of sales percentage. It is anticipated that cost of sales as a percentage of revenue will remain consistent in future periods until the Company has fully deployed its Digital Broadcast Network; at which time cost of sales should decrease.

Selling, General and Administrative

Selling, general and administrative expenses for the nine- and three-months December 31, 1995 represent operating expense of Mediatech and Channelmatic. There are no selling, general and administrative expenses for the nine- and three months ended December 31, 1994 since the Company did not have an operating business at that time. On a pro-forma basis selling, general and administrative expenses are consistent with the prior period. It is anticipated that selling, general and administrative expense in future periods will be proportionately consistent with revenue in the future periods.

Depreciation and Amortization

Depreciation and amortization increased as a result of the acquisitions of Mediatech and Channelmatic for the nine- and three-months ended December 31, 1995. It is anticipated that depreciation and amortization will increase further in future periods as a result of the reallocation of Goodwill to Property, Plant and Equipment as discussed in Footnote 5 to the Consolidated Financial Statements and a full period of amortization resulting from the Channelmatic acquisition and the Starcom acquisition.

Research and Development

Research and development expenses for the nine- and three-months ended December 31, 1995 represent expenses related to the development of the Company's Digital Broadcast Network and research and development of Channelmatic products. It is anticipated that research and development will increase in future periods related to the development and deployment of the Digital
Broadcast Network.

Corporate

Corporate overhead represents general and administrative expenses related to the administration of the Company, exclusive of expenses related to Mediatech and Channelmatic. These expenses for the nine-months ended December 31, 1995 decreased 17% in comparison to the prior year s period primarily as the result of resolving all outstanding litigation. The expense for the three-months ended December 31, 1995 increased 26% primarily as a result of increased management performance bonuses. Since the Company has no ongoing material litigation, it is anticipated that corporate expenses will remain consistent with the three-month period.

Interest Income

Interest income decreased $113,297 for the nine-months ended December 31, 1995 due to the reduction in the average cash balance during the period. Interest income for the three months ended December 31, 1995 increased $526 as a result a higher average cash balance due to the exercise of the warrants and options. It is expected that interest income will decrease as a result of the $2,000,000 cash payment made on January 5, 1996 to the minority shareholder of Channelmatic.

Interest Expense

Interest Expense increased $505,818 and $168,784 for the nine- and three-months ended December 31, 1995 primarily as a result of increased interest expense resulting from debt related to the acquisition of Mediatech and Channelmatic. It is anticipated that interest expense will increase in future periods as a result of a full period of interest expense resulting from the Channelmatic acquisition.

Miscellaneous, net

Miscellaneous, net increased $22,181 and $16,584 for the nine- and three-months ended December 31, 1995 primarily as the result of increased investment income and decrease in miscellaneous expenses.

Income Taxes Benefit

As all available loss carrybacks were utilized in 1993, there is no carryback provided for in the current periods. The Company has net operating loss carryforwards. The Company has not recorded a deferred tax asset for its current net operating loss as the Company cannot conclude that it is more likely than not the deferred tax asset would be realized.

Minority Interest

The allocation of net loss to minority interest for the periods presented represents the 33.33% minority interest in Channelmatic. The minority shareholder is the former sole shareholder of Channelmatic and current director of the Company.

Net Loss

Net loss for the nine- and three-months ended December 31, 1995 increased $833,323 and $459,079 from prior year s periods primarily as a result of the items discussed above as well as consolidation of the results of the operations of Mediatech and Channelmatic with the Company for the current periods. It is anticipated that the results of operations will be impacted by increased expenses related to deployment of the Company's Digital Broadcast Network.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended December 31, 1995, cash and cash equivalents increased $3,638,283 primarily as a result of the exercise of warrants and stock options, the sale of preferred stock, the conversion of restricted cash to cash and cash equivalents, and the collection of the note receivable. Working capital increased $4,773,598 for the nine-months ended December 31, 1995 compared to prior year s periods primarily as the result of the above factors.

Long term debt was reduced by $2,250,000 as the result of conversion of a note payable to shareholder of the acquired company to common stock and increased $5,602,500 as a result of the debt incurred for the acquisition of Channelmatic.

The Company anticipates that its current liquidity will fund operations at the current level without reliance on additional outside sources of financing. As a result of the purchase of Mediatech and the acquisition of Channelmatic, the Company anticipates that up to $8,000,000 will need to be raised to fund the anticipated deployment of a Digital Broadcast Network throughout the country to broadcast television stations.



                               INDENET, INC.

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

None material.

Item 5.   Other Information

On January 17, 1996, the Company entered into an Exchange Agreement with Starcom and all of the stockholders of Starcom pursuant to which the Company has agreed to issue 1,000,000 shares of the Company's restricted common stock for 100% of the common stock of Starcom. The restricted common stock for book purposes was valued at $2.80 per share (which price represents 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value.

The number of shares issued to the Starcom shareholders can be
adjusted according to the  Formula Value.   The Formula Value is
based primarily on the gross profit of Starcom business from January 1, 1996 through March 31, 1996.

Starcom is engaged in the distribution of syndicated television programs, television commercials and infomercial programs. Distribution is accomplished through satellite broadcast.
Starcom will provide the Company with a West Coast base of operations to establish a position in the program syndication market and enhance its position in video duplication. The digital delivery technology being developed by the Company has direct application for the delivery of syndicated programs as well as infomercials. The synergies between the Company and Starcom permit elimination of significant costs duplicated at the two entities.


Item 6.   Exhibits and Reports on Form 8-K

a1. The required audited and interim financial statements with respect to the Channelmatic acquisition are included in this Form
10-Q as Exhibit I. The required pro-forma financial statements of Channelmatic are included on pages 9-12.

a2. Included as Exhibit II to this document is the Starcom
Exchange Agreement.

b1.   A Form 8-K was filed for the event reported October 11,
1995 related to the entering into an Asset Purchase Agreement with Channelmatic.

b2. A Form 8-K was filed for the event reported November 27, 1995 related to the acquisition of Channelmatic



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                INDENET, INC.
                                (Registrant)

Date:  February 12, 1996     By: /s/ Lewis K. Eisaguirre
                                (Lewis K. Eisaguirre)
                                Chief Financial and Accounting
                                Officer