Form 10KSB
period 1996-03-31
INDENET INC
filed 1996-07-01
CIK 833847

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)

            For the fiscal year ended March 31, 1996.

(  )        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
            For the transition period from _______ to ________.

Commission File No.:  0-18034


                               INDENET, INC.
          (Exact name of registrant as specified in its charter)

Delaware                      68-0158367
(State or other               (IRS Employer
jurisdiction of               Identification No.)
incorporation)

                1640 N. Gower Street, Los Angeles, CA 90028
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(213) 466-6388

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $.001 PAR VALUE
Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year ended March 31, 1996 are $20,868,899.

As of June 25, 1996 there were 12,693,423 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $41,600,000.

Documents incorporated by reference: The Proxy Statement for the Annual Meeting of Shareholders estimated to be held in September
1996, is incorporated by reference of this Annual Report on Form
10-KSB.

This Form 10-KSB consists of __ pages.


PART I

Item 1.   Business

     Introduction

     Since commencing its current business in February 1995, IndeNet, Inc., through its consolidated subsidiaries, has emerged as a leading provider of:

     - television advertisement spot delivery services for national advertisers and television programmers, and

     - computer systems and equipment for the management of advertisement spots and the insertion of ad spots into television programs.

     The Company is also currently deploying The IndeNet Digital Broadcast NetworkTM ("The IndeNet"), a computer-based, MPEG 2 standard, digital satellite network that, it believes, will materially change and improve the manner in which most television spot ads are distributed in the television industry.

     The Company's goal is to offer the television industry a complete, integrated range of support services, including those related to the sale and purchase of spot advertising time, the delivery of the ads, the scheduling of air time, the insertion of the ads into the television programming, the verification of the airing, and the billing for the airing. In pursuit of this goal, the Company has targeted acquisition candidates with a history of operations, an established customer base, strong market share, and a stable source or revenues. The Company believes that the successful implementation of its goals will benefit the television industry by reducing the cost and time required to transact the everyday business between the key parties. This has the effect of empowering advertisers with a system for immediate, competitive response, topical and targeted advertising.

     During the past 16 months, IndeNet has consummated five acquisitions, all of which are in the Company's business segment. The acquired companies were assembled to establish a horizontally integrated network of television support services that the Company is able to offer to advertisers, television programmers, television stations and cable operators. The Company intends to pursue the possible acquisition of other companies that will allow the Company to expand its client base or the range of products and services it can offer to advertisers, programmers, television stations and cable operators.

     The Company currently distributes national spot broadcast advertising to virtually all of the top United States television stations and cable systems. In addition, the Company's television broadcast traffic, billing and management software is installed in over 140 U.S. television stations (which serve an estimated 50% of the total U.S. television advertising market) and 70 television stations located in the United Kingdom, Western Europe, New Zealand, Australia, Southeast Asia and South Africa. Additionally, the Company's cable industry traffic and billing software is installed in approximately 240 cable systems, primarily in the U.S. The Company's advertising insertion hardware is used by approximately 1,200 cable suppliers in the United States (which serve approximately 40% of the domestic cable system television advertising market). The Company's clients include such accounts as McDonald's Corporation, Coca Cola, King World Syndicated Programming, Questar Home Video, TCI, Time Warner, NBC Television Stations and Fox Television Stations.

     As a result of its acquisitions, the Company's revenues have grown to $20,869,000 for the fiscal year ended March 31, 1996 from no revenues recorded for the fiscal year ended December 31, 1994. After giving pro forma effect to the two additional acquisitions consummated in May 1996, if all of the acquisition would have been consummated as of April 1, 1995, the Company's consolidated revenues for the fiscal year ended March 31, 1996 would have been $48,660,000.

     IndeNet was originally founded as a Colorado corporation on April 4, 1988 and was re-organized under the laws of the State of Delaware on July 17, 1995. Effective October 31, 1993, IndeNet sold all of its operating assets with the intent to transition into a new line of business utilizing the proceeds from the sale. At December 31, 1994, IndeNet's assets consisted primarily of the cash and promissory notes IndeNet had received from the 1993 sale of its operating assets. Effective February 3, 1995, IndeNet acquired Mediatech, Inc. ("Mediatech"), which became the first operating subsidiary of IndeNet. On November 27, 1995, IndeNet acquired a 66.67% interest in Channelmatic, Inc. ("Channelmatic") and on February 7, 1996 it completed the acquisition of Starcom Television Services, Inc. ("Starcom"). On May 16, 1996, IndeNet acquired Cable Computerized Systems Management, Inc. ("CCMS") and on May 24, 1996, IndeNet acquired Enterprise Systems Group Limited and its subsidiaries ("Enterprise"). All references herein to the "Company" include IndeNet, Inc. and its consolidated subsidiaries, Mediatech, Channelmatic, Enterprise, CCMS, and Starcom, and all references to "IndeNet" refer only to IndeNet, Inc.

Industry Background

     According to industry sources, approximately $34 billion was spent in the United States in 1994 on television advertising. This amount includes the production of commercials and purchase of air time for (i) advertisements to air on national broadcast and cable networks and syndicated programming, where commercials are distributed in conjunction with the origination of the programming, (ii) local broadcast and cable television advertising, consisting of locally produced and aired commercials, and (iii) national spot advertising, which is produced and distributed nationally to air during commercial time slots controlled by individual television stations and cable systems.

     The market for television advertising has experienced significant expansion in all segments. The following table shows the expenditures in the television advertising market by segment for the years from 1990 to 1994.

                     TELEVISION ADVERTISING BY SEGMENT
                               (in millions)

     Total
     TV                                      National  Cable
     Adver-    National  National  Local     Syndi-    Adver-
Year tising    Network   Spot      Market    cation    tising

1990 $28,405   $9,863    $7,788    $7,856    $1,109    $1,789

1991  27,402    9,533     7,110     7,565     1,253     1,941

1992  29,409   10,249     7,551     8,079     1,370     2,160

1993  30,584   10,209     7,800     8,435     1,576     2,564

1994  34,167   10,942     8,993     9,464     1,734     3,034

___________________

Source:  Television Bureau of Advertising


     According to industry sources, the United States has approximately 1,300 licensed television stations. The processes used to create and deliver television advertising have evolved in conjunction with technological developments in the television and air courier industries. Most television advertising spots are currently delivered to television stations and cable systems in the United States on video tape via air or ground courier, using the same services as provided by the Company. See "Item 1. Business -- Advertising and Programming Services."

     Advertisers and their agencies constantly seek to increase the speed at which advertisements are delivered to television stations and to improve the quality of the commercial being broadcast. The Company believes that, with the creation of The IndeNet digital satellite spot delivery network, television spots and programming will hereafter be delivered more quickly and efficiently. See "Item 1. Business -- Network Services: The IndeNet - A Digital Spot Delivery Network." Advertisers are also continuously attempting to target ever smaller, more specific demographic groups by advertising in select geographic markets and by producing many variations of commercials oriented to different demographic audiences. As a consequence, routing instructions specifying which stations are to receive particular commercials, and the traffic instructions given to those stations specifying the times and rotation of spot airings, have grown increasingly complex. Television broadcasters and cable operators depend on software companies such as the Company to provide the technology necessary to manage the traffic, billing and management functions of television advertisements and commercials. See "Item 1. Business -- Broadcast Station Services."

     Technological advances, marketing techniques, and legislative changes during the past quarter of a century have created a growing demand for services and equipment to deliver, insert and manage television advertising. Historically, television advertising was restricted to advertising aired on broadcast television. Since the early 1970's, the advent of cable television and wireless (microwave) cable systems, and the invention of MPEG 2 digital video satellite transmission systems such as DirecTV and Primestar, have drastically increased the opportunities for television advertising. In addition, with the passage of the Telecommunications bill in 1996, telephone companies will now be able to distribute television broadcasts and, therefore, commercials.

     Advertisers and their agencies have been attempting to target ever smaller, more specific demographic groups for their ads. As a result, television and cable companies have needed to develop systems to distribute and manage targeted broadcasts. In 1995, there were an estimated 1,300 licensed television stations, 600 cable headends (a cable television's delivery point from which the cable operator delivers 32 channels of programming), 30 wireless cable operators, and two direct broadcast providers. In 1995, there were an estimated 2.5 million spot ads delivered in the United States. It has been estimated that the number of advertisement insertion points could grow from 9,000 in 1995 to as high as 65,000 by the year 2000.

     Syndicated television programming is either produced by the syndicator or purchased from an independent producer and licensed to a television station for broadcast. Syndicated programming may be distributed to network-owned or affiliated stations, independent stations and, in some cases, cable system operators. Most syndicated programming is owned and licensed by major syndication companies and is delivered using third-party distribution facilities such as those provided by the Company. See "Item 1. Business -- Advertising and Programming Services."

Business Strategy

     The Company's strategy is as follows:

     * Selectively acquire established business that provide television support services to the broadcast industry;

     * Integrate the various television support services provided by the Company, and make the Company a single vendor for all such services;

     * Link the various television services electronically through a digital network.

The Company has attempted to implement its strategy, and intends to continue the implementation of its strategy, in the following manner:

     Pursue acquisitions that provide strategic fit and contribute to the Company's growth. The Company has grown significantly through the strategic acquisition of five businesses with strong market positions and established customer bases. These acquisitions have enabled the Company to enter into additional geographic areas and to expand its installed base, service network and range of products and technologies. The Company plans to continue to pursue acquisitions that complement its technologies, products and services, broaden its customer base and expand its network.

     Deploy the Company's digital satellite network. During 1996, the Company anticipates deploying the first digital spot broadcast satellite network in the United States that, if fully implemented by the end of the fiscal year ended March 31, 1997 as planned, is expected to provide the Company with the significant advantages over its competitors in the time, cost, quality and reliability of national spot advertising delivery services. The IndeNet will provide the Company with the ability to distribute advertisements instantly, 24 hours a day, and will position the Company to provide additional video delivery and other broadcast support services. The Company's plan is to install its digital video file server that will be serviced by The IndeNet in 350 to 400 television stations. To date, the Company has deployed 100 of its digital video file servers.

     Achieve synergies in the Company's operations. Integrate acquired companies to provide synergies, such as cross-selling its product line or services to a broader customer base, and expanding distribution and service capabilities.

     Expand market position in national spot broadcast advertising and syndicated programming delivery services. The Company's market share in the spot ad and syndicated programming delivery business is attributable to the acquisition by IndeNet of two companies in this market. The Company's plan is to increase its market share by providing a broad range of services, extended deadline times for processing customer orders, digital satellite delivery capability, improved delivery times, improved quality and a reduction in overall operating costs. In addition, the Company may increase its market share through additional acquisitions.

     Continue tradition of delivering high quality customer service. IndeNet believes that its subsidiaries have a reputation for delivering high-quality products and services.
The Company's plan is to continue to enhance its various products and to continue its commitment to service at every level of its organization.

Recent Growth of the Company

     In pursuit of its strategic objective of becoming the leading provider of integrated electronic support services and products to the broadcast marketplace, the Company has, over the past 16 months, acquired five businesses with strong market positions and established customer bases. These acquisitions have enabled the Company to acquire a broad range of critical relationships in the industry, to acquire the critical support services required to implement its integration strategy, to enter into additional geographic areas and industries, and to expand its customer base, service network and range of products and technologies.

     The principal businesses acquired over the past 16 months are:

               Name and            Principal Business
Acquisition    Principal           Activity at Time
Date           Location            of Acquisition


2/3/95         Mediatech           Distribution and delivery
               Chicago, Illinois   of national spot ads for
                                   television stations.

11/27/95       Channelmatic        Advertising insertion
               Alpine, California  equipment and software.

2/7/96         Starcom             Distribution of syndicated
               North Hollywood,    programming.
               California

5/16/96        CCMS                Traffic and billing software
               Wyoming, Michigan   for the cable industry.

5/24/96        Enterprise          Traffic, billing and revenue
               Thames Ditton,      management software for the
               England             television broadcasting
                                   industry.


     The following is an overview of the terms of the four acquisitions that IndeNet has completed since April 1, 1995. For additional information regarding the acquired companies, see the footnotes to the financial statements included in Item 7 of this Annual Report.

     Channelmatic. Since November 27, 1995, IndeNet has owned 66.67% of the issued and outstanding common stock of Channelmatic, Inc., a Delaware corporation ("Channelmatic"). On November 27, 1995, Channelmatic, the Delaware corporation, acquired the assets, liabilities, facilities and business of Channelmatic, Inc., the California corporation that had conducted Channelmatic's business since 1974 and is now known as Killer Barn, Inc., a California corporation ("Old Channelmatic").

     IndeNet acquired its interest in Channelmatic by purchasing from Old Channelmatic most of the assets, liabilities and business of Old Channelmatic on November 27, 1995 in consideration for 1,530,000 shares of IndeNet's $.001 par value common stock (the "Common Stock") and a secured promissory note in the amount of $5,602,500 (the "Note"). Immediately after the foregoing acquisition of the assets and business of Old Channelmatic, IndeNet contributed all of the assets, liabilities and business that it had purchased to Channelmatic, IndeNet's wholly-owned subsidiary, in exchange for 500,000 additional shares of the subsidiary's shares of common stock (the "Pledged Shares"). Prior to the foregoing contribution of assets, IndeNet had owned all 166,667 outstanding shares of Channelmatic capital stock. Concurrently with the contribution of the assets by IndeNet to Channelmatic, Old Channelmatic contributed the remaining assets and business of Old Channelmatic to Channelmatic in exchange for 333,333 shares of Channelmatic's common stock. Accordingly, immediately following the foregoing transactions, IndeNet owned 666,667 shares (66.67%) of the outstanding capital stock of Channelmatic and Old Channelmatic owned 333,333 shares (33.33%) of the capital stock of Channelmatic.

     The Note bears interest at a rate of 8% per annum. IndeNet made principal payments of $2,000,000 and $500,000 on the Note in January 1996 and April 1996, respectively, and will commence making monthly payments of principal and interest on the Note on June 30, 1996. The monthly payments of $58,962 are sufficient to fully amortize the outstanding balance of the Note over the remaining term of the Note. The entire unpaid balance of the Note shall be due and payable on November 27, 2001.

     IndeNet's obligation under the Note are secured by a pledge of the Pledged Shares. In addition, Channelmatic has guaranteed the repayment of the Note, which guarantee is secured by a lien on substantially all of the assets of Channelmatic.

     In connection with acquiring its interest in Channelmatic, IndeNet also obtained a five-year option (the "Option") to purchase some or all of the 333,333 shares (or 33.33% of the outstanding capital stock) of Channelmatic stock owned by Old Channelmatic. The aggregate option price for all 333,333 shares of Channelmatic stock is $6,000,000, which option price is required to be paid in cash. However, if the option is exercised by IndeNet, Old Channelmatic may elect to have up to 50% of the option exercise price paid in shares of Common Stock in lieu of cash. If the Option is exercised during the first three years following the acquisition of Channelmatic, the number of shares, if any, to be issued by IndeNet upon the exercise of the Option shall be based on a value equal to the midpoint between the then-current trading price of the Common Stock and $2.00 per share. If the Option is exercised during the fourth or fifth year of the Option, the shares to be issued, if any, will be valued at $2.00 per share.

     Starcom. On February 7, 1996, the Company completed the acquisition of Starcom Television Services, Inc., a Delaware corporation ("Starcom"). The acquisition was effected as a stock for stock exchange in which IndeNet issued shares of its Common Stock to the stockholders of Starcom in exchange for all of the issued and outstanding shares of Starcom's capital stock. Although Starcom currently is a separate subsidiary, in order to eliminate duplicate administrative expenses and in order to improve operating efficiencies, the Company has commenced integrating the operations of Starcom with the operations of Mediatech. See "Item 1. Business -- Advertising and Programming Services."

     For the purposes of determining the number of shares of Common Stock that IndeNet would issue to the former Starcom stockholders, the Common Stock was valued at $4.00 per share, which price was approximately 70% of the last sale price of the Common Stock on February 7, 1996, as reported by Nasdaq. The total number of shares to be issued to the Starcom shareholders was determined by dividing the "value" of Starcom by $4.00. The value of Starcom is based on a formula. In general, the formula value in an amount equal to the difference between (A) 1.14 times the annualized adjusted gross profit of Starcom (based on the operations of Starcom from January 1, 1996 through March 31,
1996) and (B) certain liabilities of Starcom. IndeNet issued 500,000 shares of Common Stock to the stockholders of Starcom on February 7, 1996 and expects to issue the remaining shares of Common Stock in July 1996 after the adjusted gross profit of Starcom for the period between January 1, 1996 and March 31, 1996 has been finally determined. The stockholders have informed the Company that they disagree with the Company's initial determination of the formula-based value of Starcom, and the Company and the stockholders are currently reevaluating the financial and operating information from which the formula value is to be derived.

     CCMS. IndeNet completed the acquisition of CCMS on May 16, 1996 for $4,800,000 by the merger of CCMS with and into a newly organized subsidiary of IndeNet. The consideration paid at the closing by IndeNet for the acquisition of CCMS consisted of $1,036,522 plus 587,612 unregistered shares of Common Stock. The shares issued in connection with the acquisition were valued at $6.40 per share, which price was based on the trading price of the shares of Common Stock at the time the acquisition agreement was signed.

     Enterprise. On May 24, 1996, the Company purchased all of the shares of Enterprise by delivering to the shareholders of Enterprise (i) $10,000,000, which amount was paid in cash at the closing, (ii) promissory notes (collectively, the "Notes") having an aggregate principal balance of $5,000,000, and (iii) by agreeing to pay the shareholders $12,379,210 in shares of Common Stock. The number of shares of Common Stock that IndeNet will be required to issue to the shareholders of Enterprise is equal to $12,379,210 divided by the average last reported sales price of a share of the Common Stock as reported by Nasdaq for the 60-day trading period consisting of the period from February 8, 1996 through March 21, 1996 and the 30-day trading period following May 24, 1996 (the "Share Price"). The average price of the Common Stock for the first 30-day period was $5.60 per share.
The foregoing shares will be issued in July 1996.

     The larger shareholders of Enterprise, the largest of whom consist of certain institutional investors based in the United Kingdom, received Notes as partial consideration for their Enterprise shares and will receive all of the shares of Common Stock to be issued in July 1996. The Notes earn interest at a rate of 8% per annum and mature on May 31, 2000. Commencing on November 30, 1996, the Company is required to make quarterly payments of principal and interest on the Note in an amount necessary to fully amortize the outstanding balances of the Notes over the remaining three and one-half year term of the Notes. Commencing on November 24, 1996, the Notes are convertible into shares of Common Stock at the option of the holders thereof at a conversion price equal to 150% of the Share Price. The foregoing conversion price is subject to adjustment for stock splits, stock dividends and similar adjustments. Notwithstanding the foregoing, the foregoing conversion privilege will expire if and when the aggregate of all shares issued as part of the purchase price and upon the conversion of the Notes exceeds 2,530,000 shares of Common Stock. IndeNet's obligation to repay the Notes is secured by a pledge of 1,192,779 shares of Enterprise stock.

Organization

     For operational purposes, the Company has organized its current operations into three divisions: "Advertising and Programming Services" - the delivery of national spot advertising and syndicated television programming for national advertisers and programmers; "Broadcast Station Services" - the design, development, and distribution of traffic, billing, revenue and program management software products for television stations and cable operators coupled with the development and manufacture of advertising insertion equipment and software for cable operators and television stations; and "Network Services: The IndeNet" - the Company's computer-based, MPEG-2 standard digital satellite spot delivery broadcast network for the distribution of advertisements and programming to television stations.

Advertising and Programming Services

     The Company's advertising and programming services are currently provided by Mediatech and Starcom.

     Mediatech was formed in 1975 and over the ensuing 20 years became a leading duplicator and distributor of television and radio commercials in the United States. Starcom was formed in 1993 and, after the acquisition by IndeNet, its operations were merged with that of Mediatech. Mediatech and Starcom collectively have approximately 200 employees and annual revenues in excess of $22 million in the fiscal year ended March 31, 1996.

     Mediatech is headquartered in Chicago, Illinois, where it maintains production and distribution facilities as well as sales and administrative offices. Mediatech also has facilities in New York, New York, North Hollywood, California, and Louisville, Kentucky. Starcom maintains facilities in Studio City, California, where its satellite uplink facilities are located. From its various facilities, the Company provides video and audio duplication, media asset warehousing services and distribution of dubs and collateral materials for national advertisers, program owners and corporate training departments.

     The Company's advertising and programming services include broadcast advertising, program syndication, corporate education and infomercial distribution.

     Broadcast Advertising. The broadcast advertising market is served through the duplication and distribution of commercial messages (spots). These spots are duplicated on professional-grade video tape or audio tape and are delivered to television stations or radio stations or are delivered electronically through The IndeNet. The Company's customers in this business are the major advertising agencies or the national advertisers themselves who have purchased air time on the television or radio station and need to have their commercials delivered to the stations for on-air playback. The Company is not involved in the creation or production of the commercial nor in the post production activities of editing and finishing the commercial. The Company's role is to produce high-quality duplicates of the spot and to ensure that the correct spot is delivered to the correct television or radio station in a timely manner and to verify its receipt.

     The Company also duplicates and delivers long form infomercials that are customized to specific markets.

     Most of the Company's services to the broadcast advertising market are provided on a next day turnaround basis as advertisers may acquire air time on a single station or group of stations in a last-minute media buy or the advertiser may be editing a newly produced spot until shortly before its intended air date. Advertisers and their agencies have come to rely on the Company's ability to produce large quantities of duplicates at the last minute and get them delivered to the proper station on a timely basis. This ability is key to the Company's success in this aspect of its business.

     To meet this demanding service level, the Company maintains a high level of production capacity and has developed operating and computer systems that provide immediate processing of incoming orders. The Company ships a significant portion of its products via overnight air freight carriers who provide early morning delivery to television and radio stations and who also provide proof of delivery. The Company believes that the deployment of The IndeNet will greatly enhance the Company's ability to provide these services to its clients.

     While no independently published industry statistics are readily available, the Company estimates that the Company has a 15% to 20% market share in the national spot television advertising distribution market. The principal customers in its broadcast advertising business during the fiscal year ended March 31, 1996 included ads delivered for McDonald's Corporation, Coca-Cola, King World, Warner Bros., Taco Bell, Best Buy Company and Toyota Motor Sales.

     Program Syndication. The program syndication market consist of providing analog satellite transmission services to syndicators of television programming. Starcom operates an earthstation in North Hollywood which it uses to transmit programming via AT&T's SKYNET satellite system. Mediatech purchases for third parties and resells to its syndicator customers satellite transponder space, uplink services and downlink services. It also provides playback and record services, integrates advertising spots into the program being distributed, and communicates with the stations that are to receive the program on behalf of the syndicator. Additional editing and encoding services are also provided as is tape duplication and physical distribution of the programs to those stations which are unable or unwilling to accept a satellite feed.

     This market is dominated by production companies that view the program distribution services that the Company provides as a subset or an additional service to the production of the program itself. These companies tend to include the distribution services as part of their bid to produce the program. There are, however, a number of competitors that provide only distribution services to program syndicators and which compete directly with the Company.

     The Company distributes 25 to 30 hours of programming each day from its uplink location in Studio City and from third party uplink facilities in Chicago and New York. The right to distribute programs is won through a bidding process and the winning bidder generally distributes that program for its on-air life. If a program is canceled the distributor loses a revenue source.

     The Company's syndicated programming clients include Columbia/Tri-Star, Buena Vista TV, King World, Warner Bros. Domestic Television Distribution, and Tribune Entertainment. During the fiscal year ended March 31, 1996, some of the syndicated programs were distributed by the Company include "The Oprah Winfrey Show," "Inside Edition," "American Journal," "Rolanda Watts," "Jeopardy" and "Wheel of Fortune."

     Corporate Education. The corporate education market is served by providing duplication and distribution services to corporate clients that use video or audio programs to provide training or business information to their employees, customers or stockholders. This information is typically provided on VHS video cassettes, 3/4" video cassettes or audio cassettes and is frequently accompanied by ancillary support materials. The Company also provides these services to program owners that serve the consumer home video market with entertainment or special interest programming.

     This corporate education market is served on a national level by several high-volume duplicators that specialize in producing very large quantities of copies at very low prices for the consumer market and by hundreds of smaller duplicators that serve special market niches or local customers. The corporate education market is known to have substantial overcapacity resulting in highly competitive pricing strategies and narrow operating margins.

     The Company provides a wide range of services to this market segment including program duplication, distribution services, warehousing services, component acquisition services, specialized packaging services, inventory tracking services and customized information reporting services. These additional services also provide additional revenue in a very price-competitive industry.

Network Services:  The IndeNet - A Digital Spot Delivery Network

     Since the 1930s, video images have been transmitted and stored almost exclusively using analog formats. Digital video, however, unlike analog video, can be compressed, which allows for increased storage capability and transmission efficiencies as well as the ability to transmit and reproduce video images without image degradation. Digital video also permits superior editing capabilities because of its greater compatibility with computers.

     Video and audio programs and commercial messages are today recorded on tape and physically distributed via common carriers to the nation's television and radio stations. This physical delivery process imposes several important limitations on the utility of these messages including the inability to edit the message after it is delivered to the station without transferring it to another medium and the time constraints imposed by the delivery schedules of the common carriers. To minimize this latter constraint many advertisers use air freight services to deliver their spots, thus minimizing the time constraint but incurring expensive delivery costs.

     Distributing video programs in an analog format via satellite or other electronic delivery method has a number of inherent shortcomings. Among them are the fact that analog video signals can only be recorded on tape or other physical media. This requires that each receiving site has a recording device available and is ready to receive the signal at the time it is sent. In practice this results in uneven quality of the recorded signal as each station uses different levels of quality in the recording devices employed, the tape media used and the personnel operating the recording equipment.

     The electronic delivery system which the Company is deploying provides specific answers to the problems involved with electronic delivery today. The key features of The IndeNet are the conversion of the signal from analog to digital, the compression of the digital signal and the delivery of the compressed digital signal to an intelligent receiving device. Once the signal is converted to a digital format it can be treated in an equivalent manner as are computer data files and can be transported, stored and manipulated similar to a computer file. Digital video can also be copied from one medium to another without the generational loss of quality which analog signals experience in transfer. Digital video is also easier to compress and decompress than is analog video as each pictel can be more precisely defined as digital data than it can as analog video. Compression of the data permits faster and thus less expensive transmission of the data and reduces the costs of storing the transmitted data. Storing the spot or program as a digital file will permit the system to manipulate the spot, add tags to it, edit it or delete it in a seamless fashion. Spots can be sent at any time of the day or night avoiding the constraints imposed by air carriers.

     Other benefits to be gained by this technology deployment include the improved timeliness and quality of information on the delivery and playback of spots or programs, higher quality of video signals being played on air, easier storage and retrieval of video spots or programs by station personnel and lower net delivered costs of programming or spots. Also, the ability to deliver the message in a higher quality digital format, to address it to a specific receiver, to include traffic instructions, and to reduce the net delivered cost of the message are defined benefits that will increase the value of these products and services to the Company's customers. The Company believes that its ability to deliver spots digitally upon the implementation of The IndeNet will provide it with a competitive advantage in the advertising and programming services market.

     Because a standard for video compression is required in order for compressed video to be shared among various products, a number of industry leaders in consumer electronics, computers and communications joined together through the International Standards Organization (the "ISO") to define a standard for compression of audio and video to CD-ROM called MPEG (Motion Picture Experts Group)-1. MPEG-1 was adopted by the ISO in 1991. In 1994, the ISO adopted a standard for compression of audio and video to broadcast systems called MPEG-2. MPEG-2 permits better picture resolution than MPEG-1, but requires about four times as much data.

     The IndeNet. The Company is currently deploying the first large-scale, broadcast quality digital spot satellite delivery network in the United States. The digital spot delivery network, known as The IndeNet, will be owned by IndeNet and operated from the facilities of Mediatech in Chicago, Illinois. The purpose of The IndeNet is to enable the Company to deliver spot television advertising and programming to most major broadcast television stations through digital satellite transmission. The IndeNet is expected to have the following advantages over other delivery systems currently in effect.

     * Transmission will be digital, with all the benefits described above.

     * Satellite delivery is almost instantaneous, thereby providing the advertiser with faster service.

     * Satellite transmissions can be directed simultaneously to multiple sites.

     *    Satellite transmission can occur 24 hours a day.

     * For most delivery purposes, satellite delivery is more cost effective.

     * Satellite delivery eliminates the cost of video tape and courier delivery costs.

     In September 1995, Mediatech, on behalf of the Company, entered into two agreements with Hughes Network Systems, Inc., doing business as DirectPCTM ("Hughes"), in connection with the operation of The IndeNet. Both agreements have a three-year term and both agreements will automatically be renewed for successive one-year periods unless either party delivers notice of termination to the other at least 90 days before the end of the then current term.

     Pursuant to one of the agreements, Hughes has agreed to broadcast via its satellite the audio and video materials provided to it by the Company. In addition, Hughes has agreed to provide the Company with confirmation of the satellite transmission, which confirmation Hughes receives from each addressed receiver via an automatic dial-up system.

     The second agreement with Hughes appoints the Company as a reseller of the equipment and software produced by Hughes and used in receiving satellite transmissions (the "Hughes Systems"). Pursuant to the agreement, the Company is authorized to offer and sell the Hughes Systems to unaffiliated customers of the Company. The Company has agreed to purchase at least 600 Hughes Systems during the three-year term of the agreement. The Hughes Systems, including the small satellite dish, are installed at the television stations and connected to the Company's SpotServer.

     The digital transmission of ads and programming is expected to be accomplished as follows: First, the video masters are transmitted to the Company's facilities in Chicago. The Company has implemented a system referred to as MAP (Master Acquisition
Plan) that permits the ads and programming to be transmitted to the Company's Network Operations Center in Chicago almost instantaneously in a digital format via fiber optic cable from any of 12 metropolitan centers in the U.S. and Canada. Thereafter, at the Network Operations Center, the MPEG-2 encoded material is stored on IndeNet's production control server for transmission to the Hughes uplink facility. The ads and programming, encoded with the television station's traffic instructions, are then sent to the Hughes uplink facility via a high capacity T1 telecommunications line, fiber optic line, or other similar means. Hughes then broadcasts the material.

     The Company's clients receive the satellite transmission of the spots via a SpotServer, the video file server that is manufactured by Channelmatic for the Company. The SpotServer includes an integrated satellite IRD and an MPEG-2 decoder. Spot files with embedded traffic instructions are received and immediately confirmed back to the Company's Network Operations Center in Chicago via an automatic dial-up system. The SpotServer supports interfaces to the television station's automation software and can play spots live, off load to a station library management system or pass media files to other local servers complying with the MPEG-2 standard, providing end-to-end commercial delivery.

     In order for the television broadcast stations and cable operators to be able to receive and use advertisements or programming that is distributed digitally via satellite, the television stations will need to install the Company's SpotServers. Each SpotServer is addressable and can be activated by a remotely generated signal which will eliminate the need for the station to man the device. Once deployed, the SpotServers will be able to receive spots or programs delivered via satellite. Since all stations that agree to use The IndeNet will have the same equipment, the quality of the signal recorded at each station will be consistent.

          The roll-out of The IndeNet initially involves the installation of SpotServers and Hughes Systems in up to 400 television broadcast stations by the end of 1996. The Company estimates the cost to be $10,000 per station. Since the announcement of its intent to create The IndeNet in April 1996, the Company has installed 100 SpotServers. The Company is installing the SpotServers at no cost to the stations. The Company hopes to install approximately 400 SpotServers by the end of 1996 and believes that approximately 350-400 SpotServers need to be installed before The IndeNet can be operated profitably. The top 400 television stations currently account for 75% of all of the advertising spot deliveries in the United States. To date, the Company has not received commitments for the installation of the remaining SpotServers, and no assurance can be given that the deployment of 400 SpotServers can be achieved by the end of 1996, or ever.

     After the initial deployment of 350-400 SpotServers and the commencement of commercial traffic over The IndeNet, the Company plans to gradually deploy, through sales or other means, additional SpotServers. The Company's goal is to install a SpotServer in up to 800 of the nation's 1,200 television stations.

     The Company has tested The IndeNet but has not commenced commercial use of the network. The Company intends to commence commercial traffic on The IndeNet once between 350 and 400 SpotServers have been installed, a target the Company hopes to achieve during 1996.

Broadcast Station Services

     The Company's television station services are provided by Enterprise and CCMS and by Channelmatic. Enterprise and CCMS design, develop and distribute traffic, billing, revenue and program management products for television stations and cable operators, while Channelmatic develops, manufactures, assembles and distributes the equipment and software for advertising insertion into cable television programming.

     Enterprise was incorporated in 1977 in England and Wales. Enterprise, headquartered in Thames Ditton, Surrey, England (near London), also has offices in the United States, Australia, New Zealand and South Africa. Enterprise currently employs over 200 employees worldwide. CCMS was incorporated in 1983 in Michigan. CCMS, headquartered in the City of Wyoming, Michigan, currently has 15 employees. Enterprise and CCMS were acquired by IndeNet after the end of fiscal 1996. Accordingly, the actual consolidated financial statements included in Item 7 of the Annual Report do not include financial information regarding these subsidiaries.

     Channelmatic, in business since 1976, has three offices and facilities located in Southern California. Channelmatic currently has approximately 70 employees.

     Traffic and Billing

     The Company, through its recently acquired subsidiaries, Enterprise and CCMS, designs, develops and integrates traffic and billing, revenue management, and program management software products for use by broadcast television and radio stations, as well as the cable industry, in the management of advertising time and programming. The Company currently provides its software products to over 140 domestic broadcast television and radio stations, and to a total of over 70 broadcast television stations located in the United Kingdom, Western Europe, New Zealand, Australia, Southeast Asia and South Africa. The Company has also installed approximately 240 traffic and billing software systems for cable advertisers, primarily in the U.S., representing approximately 55% of the worldwide installed base of cable industry traffic and billing software systems. The Company's broadcast television and radio station's customers, which typically enter into five year contracts licensing the Company's products, include such major television networks as NBC Television Stations and Fox Television Stations in the United States, Laser Sales and VTM in Europe, Network 10 in Australia and TVNZ in New Zealand. The Company's cable advertising industry clients, which typically enter into perpetual software license agreements for a one-time up-front fee, and annual support agreements, include major multi-system cable operators such as Time-Warner Cable, TCI Cable and Pacific Telesys. The Company also provides a range of related services to its customers including hardware installation, customer support, ongoing training, and custom development of software programs.

     The Company believes that, based on the concentration of its customer base in the top television markets in the United States and other parts of the world, and the nature and extent of its contractual relationships with its customers, it is one of the leading providers of advertising time and programming management software products to broadcast television stations. In addition, the Company estimates that approximately 40% of cable system advertising sales are managed using the Company's software.

     The Traffic and Billing Industry. Over the past several years, the broadcast and cable industries have undergone significant changes primarily as a result of new technologies and an increase in the number of television channels and changes in industry regulation, both in the United States and abroad. These changes have led to a dramatic increase in the number of television and radio stations, and a corresponding increase in the amount of available advertising time. Television and radio stations derive revenue primarily from the sale of advertising time, the level of which is directly dependant upon the amount of available time that is sold and the price at which such time is sold. Television and radio stations are finding it increasingly difficult to sell advertising time at the price levels that they had been sold for in the past, as a result of the increase in competition for the sale of advertising time. This increased supply of advertising time, together with an increased ability of advertisers to identify their target audiences, has also led to advertisers and agencies demanding a higher quality of service, with improved targeting of advertisements. As a result, television and radio stations require more sophisticated methods of determining how to price, package and deliver their inventory of advertising time. The Company believes that the products and services it has developed address the changing informational requirements of the broadcast and cable industries.

     Products and Services. The Company has developed a number of integrated and interactive computer systems for use in specific geographic markets, both domestic and abroad, which can also be customized to satisfy individual client requirements.
The products are typically made available to broadcast television and radio clients through five-year licensing arrangements and to cable advertisers through perpetual licenses. The Company also provides a full line of related services to its customers, including project management, customer support and ongoing training.

Broadcast Television and Radio Station

     Traffic and Billing Management Software Systems. The Company's traffic and billing management software systems for broadcast television and radio stations are designed to provide maximum flexibility and support for broadcast management. The systems incorporate a comprehensive set of programs which provide the user with information on a range of areas, including sales orders, program scheduling, financial, transmission logs, invoicing, and credit and collections. The systems can be configured to handle individual operations, full networks and multichannel environments.

     The Company's systems enable television and radio stations' sales teams to identify the inventory of available advertising spots and support their sales initiatives using sales history, external market research (for example, ratings data obtained from A.C. Nielsen Company) and pricing data. The sales inventory is updated immediately as orders are input. The systems automatically identify and highlight any gaps in the inventory and recommend how the inventory can be optimized to maximize revenue. As soon as final orders and available slots within the inventory have been matched, the systems automatically update the station's transmission log, which contains the schedule of programs and advertisements, downloads the log details to the transmission equipment and updates historic sales data files and financial and accounting records.

     Program Management Software Systems. The Company's program management software systems for broadcast television and radio stations give customers complete control with respect to their inventory of feature films, syndicated series, cartoons, specials and other programs. The systems provide customers with extensive search capabilities, leading to better management of programming decisions. Examples of these capabilities include searches for a particular actor or theme, and searches based on past ratings or last play date. The systems also provide information which can assist customers in purchasing programming. Other features of the systems include monthly amortization forecasting, comparison of program revenue with the amortized cost of the program and cash requirements reporting.

     Revenue Management Systems - "Landmark". In an effort to develop systems which best match the needs of its customers, the Company recently designed and implemented a "revenue management system" known as "Landmark." Unlike the systems that are offered by the Company's competitors, Landmark places the inventory of airtime in a station's sales system, rather than in the traffic system. This enables customers to manipulate their inventory from a sales prospective. In addition to traffic and billing functions, the Landmark system also incorporates the following features:

     - Yield Management - the system can evaluate airtime sales with projected audience delivery statistics, against current inventory availability.

     - Deal Management - the system can monitor a particular advertising campaign and track deviations from projected results such that corrective measures can be taken before the campaign is completed.

     - Audience Research - audience research information included in the system enables the assessment of the relationship between demographics and revenue potential.

     - Sales Information Base - the system includes a comprehensive sales information data bank which includes all relevant sales, historical business, inventory availability and audience ratings information.

Cable Industry

     The principal product offered by the Company to its cable industry clients is the Ad Manager 20/20 System, a complete traffic management, billing and sales management system designed to manage all activities of the advertising sales operation. The system is designed to incorporate all of the information contained within a client's advertising contracts, as well as the advertising spots associated with each contract and the network programs within which spots are to be scheduled. The Ad Manager 20/20 can manage up to 3,000 contracts at any one time, while the Ad Manager 20/20 EX (an enhanced version of the Ad Manager 20/20) can handle up to 5,000 contracts at any one time. The Company offers a single-user version of the system, as well as a multi-user version to allow for access by several users simultaneously. Certain of the features of the Company's systems include (i) automatic or manual scheduling of advertising spot data, according to specific client requirements; (ii) maintenance of client advertising insertion tape libraries and assistance with tape editing procedures; (iii) generation of an advertising insertion schedule and (iv) automatic verification and reconciliation of advertising spots that have aired, and the automatic scheduling of "make-goods" for spots that were missed.

     In order to keep pace with the rapidly evolving needs of the cable advertising industry, the Company recently introduced
Novar, the next generation traffic and billing system for the cable industry.

     The Company typically enters into a customer service and support agreement with its cable industry clients, pursuant to which the Company provides customers with all software updates and enhancements generally offered by the Company to its customers, and grants unlimited telephone access to the Company's Grand Rapids, Michigan customer service department. The agreements are typically entered into for one year terms, with automatic renewals, unless cancelled by either party.

     Insertion Products

     Channelmatic is a leading supplier of products used to insert commercials and automate program play-back primarily for cable television systems and small to medium size broadcast television stations, domestically and internationally.

     Advertising Insertion. The cable TV industry currently represents the largest market for the Company's Channelmatic subsidiary. Channelmatic's products enable a cable operator to insert local commercials into national cable network satellite feeds. Local ad insertion allows a cable operator to increase revenues without increasing subscriber fees. Currently, cable operators generate approximately $1.3 billion annually in local/spot advertising. Presently the industry is inserting commercials on roughly 22,500 channels nationwide. The Company's installed base is approximately 9,000 channels. The price per channel for Channelmatic equipment varies from $1,000 to $12,000 depending on the configurations selected by the customer. Revenues from ad insertion equipment sales represented approximately 75% of Channelmatic's total revenues for the 12-months ended March 31, 1996. The balance of Channelmatic's revenues constituted customer service and maintenance revenues.

     Interconnects and Ad Distribution Systems. A related market to local ad insertion, the cable advertising interconnect, requires additional equipment for the distribution and insertion of regional advertisements. An interconnect is an association of independent cable systems in one metropolitan media center, formed to collectively sell metropolitan-wide advertising.

     The Company was recently awarded a contract by National Cable Communications ("NCC") to install a 80 channel, 5 zone, MPEG 2 MVP digital ad insertion system for the Chicago Interconnect (the "NCC Agreement"), the third largest interconnect in the U.S. The value of the initial contract from the consortium of system owners is estimated to be approximately $1,500,000, and the system will be the second cable interconnect in the country to be outfitted with a SpotServer, allowing television commercials to be delivered in an MPEG 2 digital format via satellite rather than analog video tape. The NCC Agreement also provides for the grant to NCC of a non-transferable, non-exclusive and perpetual right and license to use the software in connection with NCC's operation of the insertion system. Pursuant to the NCC Agreement, the Company has deposited in escrow $450,000 to secure the timely performance of the Company's obligations under the contract.

     NCC, which is a partnership owned by Katz Media Group, Inc., Time-Warner, Inc., Continental Cable, Inc., Comcast, Inc. and Cox Communications, Inc., is the largest domestic cable advertising firm selling available spot inventories directly to advertisers and their agencies for 11 major interconnects out of the top 25 media markets. Installation of the NCC system is scheduled to be completed in August 1996.

     Sony and Channelmatic have created the MVP/VideoStoreTM solution specifically for large multiple channel and zone systems. The Chicago Interconnect system will have: a capacity of 2,500 thirty second spots; dynamic real time traffic interface; and regional and local zoning. The system will serve 49 individual headends of which 25 have Channelmatic's remote control switches. The NCC Agreement represents the first major sale of the MVP/VideoServicerTM cooperative product. Channelmatic's signal switching hardware and software coupled with Sony's high resolution MPEG 2 video output at 10 megabits per second, the highest quality available today, offer advertisers superior picture and sound, real time traffic interface, and advanced spot management capabilities previously unavailable to advertisers. Both of Channelmatic's and Sony's domestic sales forces are marketing the MVP/VideoStoreTM product.

     Broadcast and Direct Broadcast Satellite. Historically, the use of automation systems has not been wide spread in the broadcast industry. Due to economic pressures from cable, telephone companies and others, many broadcast stations are looking to reduce cost through automation. These markets currently represent a small part of Channelmatic's business, but the Company intends to focus its marketing efforts in this area.

     Direct broadcast satellite ("DBS") is a new source of television programming for consumers. DBS will compete directly with cable operators and satellite dish programmers, by enabling viewers to buy a small inexpensive satellite dish to receive cable style service. Signals are distributed from a central national site. In 1993, Channelmatic delivered an ad insertion, automated playback system for United States Satellite Broadcasting, the first digitally delivered DBS provider.

     Products. Channelmatic provides turnkey systems that incorporate proprietary as well as third party products. The large variety of switching and control equipment manufactured by Channelmatic provide customized configurations not offered by the competition. Two of Channelmatic's primary products currently consist of the Managed Video Playback ("MVP") and Digital LITE.

     In December 1995, Channelmatic introduced MVP, a comprehensive content and network management system for media distribution, playback and insertion. The MVP consists of digital ad insertion hardware and software developed and manufactured by Channelmatic. Developed for cable and broadcast television applications, MVP integrates the latest video file server technology from SONYr Electronics, Inc. ("Sony"), the VideoStoreTM, with that of the traffic and billing function and network management.

     The VideoStoreTM works in tandem with Channelmatic's MVP ad insertion equipment, creating a MPEG 2 digital video server capable of storing and replaying as many as 7,600 television commercials, or 60 hours of on-line storage. Expansion is possible from one television channel to several hundred and the VideoStoreTM is engineered with swappable disk drives, circuitry, and power supplies. In addition to the VideoStore'sTM large digital storage capabilities, the RAID (Redundant Array of Independent Drives) architecture provides high fault tolerance, unlike other LAN and WAN intensive competitive designs. The MVP/VideoStoreTM product has full traffic and billing interface as well as simultaneous outputs to all channels, and is intended to replace existing tape based systems.

     The MVP, combined with the Sony VideoStoreTM provides playback control and management of ad insertion and playback operations, which allows for flexibility. Some of the benefits to the combination of the Sony VideoStore and the Channelmatic MVP are as follows: (i) MVP/VideoStoreTM has the ability to handle multiple zones of insertion and share commercial inventory across these multiple zones in a wide area network implementation, which allows customers to select the wide area network model which is most cost effective; (ii) by providing a dynamic real-time interface to the traffic and billing system, MVP can respond quickly to late arriving commercials, last minute changes in schedule and a global commercial delete and replace;
(iii) MVP provides real-time network status and control; (iv) MVP/VideoStoreTM allows users to make last second changes to the playlist, so that users can continue to sell spots until the time that the spots need to be inserted; (v) a Sony predictive maintenance system provides the ability to alert a user of potential component failures prior to the failure actually occurring, which allows the user to take action and replace the component before failure; (vi) an embedded clip ID allows verification that the clip actually played back and that it was the correct clip; and (vii) spots can be played in any order, on any channel, and even simultaneously.

     Digital LITE, first introduced in December 1995, is a digital insertion system that functions similarly to the MVP but is designed for smaller cable stations with 1 to 12 channels which do not need the capacity of an MVP. Because the Digital LITE is a single channel, component-based product, a small cable system customer can expand his cable system at a lower cost per channel simply by adding one Digital LITE per additional channel.

     License Agreements. Channelmatic recently entered into an agreement with SONYr Electronics, Inc. (the "Sony License Agreement") wherein Channelmatic is granting license to Sony to sublicense, and a right to resell in the U.S., the MVP manufactured by Channelmatic. The Sony License Agreement authorizes Sonyr's VideoStoreTM salespeople to sublicense Channelmatic's MVP products and support services. Channelmatic may also directly sell or license the hardware and software. The Sony License Agreement will expire in April 1997 and may be renewed at Sony's option.

Marketing and Sales

     As part of the Company's goal to horizontally integrate the services that the Company provides to advertisers, television programmers, television stations and cable systems, the Company has commenced coordinating the marketing and sales efforts of its various subsidiaries under the supervision of IndeNet's marketing director. Although each subsidiary of IndeNet engages its own sales agents and representatives, the sales personnel of the various subsidiaries coordinate their sales efforts and actively engage in cross-selling the Company's other products and services.

Competition

     Competition in each of the Company's businesses is highly competitive. Each of the Company's subsidiaries competes in its business with numerous competitors and potential competitors, many of whom are substantially larger in size and have greater financial, technical, marketing, customer service and other resources available than the Company. Certain of the Company's competitors and potential competitors have technological capabilities or other resources that would allow them to develop alternative products or provide alternative services which could compete directly with the Company's products and services. Although no competitors of the Company currently provide digital delivery of video advertising content via satellite, a number of other companies have announced their intentions to establish competing digital satellite delivery systems.

     The Company currently competes in the market for the distribution of video and audio advertising spots to television stations. The principal competitive factors affecting this market are production quality, customer service, price, timeliness and accuracy of delivery. The Company competes with a variety of duplication and delivery companies that have traditionally distributed commercials on video tape via air and ground courier. Some duplication and delivery companies currently offer satellite or electronic delivery, and have long-standing customer relationships, resulting in significant customer loyalty. Moreover, other companies have announced systems for delivering video advertising content electronically or via satellite. Competitors include Cycle-Sat, Inc., VDI Media, MGS Services, and a number of smaller regional firms. Digital Generation Systems, Inc., a leading provider of electronic distribution of audio spot advertising to radio stations, has also announced its intent to deliver television spot ads electronically. In addition, telecommunications providers or cable television operators could enter the market as competitors with lower delivery costs.

     The Company's major competitors in the ad insertion product marketplace include SeaChange Technology, Texscan MSI, a subsidiary of Texscan Corp., StarNet Development, Inc. a division of the Lenfest Group, and Digital Equipment Corporation.

     The Company's principal competitor in the traffic and billing market in the United States is Columbine/JDS, Inc., a provider of traffic and billing management systems. Enterprise also competes to a limited extent with the internal data processing departments of television and radio stations, to the extent such departments generate traffic and billing systems in-house.

Intellectual Property and Proprietary Rights

     The Company primarily relies upon a combination of trademark, tradename, and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's hardware, software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     Because the Company's business is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new computer hardware, software and telecommunications developments, frequent hardware and software enhancements, name recognition, and reliable customer service and support are more important to establishing and maintaining a leadership position than the various legal protections of its technology.

     The Company believes that its patent, software, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert such infringement by the Company with respect to current or future software, hardware or services. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause software release delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

Employees

     As of June 1, 1996, the Company had approximately 500 employees. Other than at the subsidiary levels, the Company had 13 employees as of June 1, 1996, five of whom perform management and administrative functions and seven of whom are engaged in deploying and operating The IndeNet. The Company's employees are not represented by any collective bargaining organization.

Government Regulation

     Transmissions from the Company's earth stations to satellites must be made pursuant to a license or other authorization granted by the Federal Communications Commission (the "FCC"). FCC licensing decisions or changes in U.S. government policies increasing or decreasing access to satellites could adversely affect the Company. No FCC authorization is required for reception of transmission from domestic satellites from points within the United States.

     Mediatech transmits its domestic, analog satellite traffic through earth stations operated by third parties. IndeNet relies on Hughes to transmit traffic for The IndeNet to the Hughes satellite for broadcast by Hughes' satellite to the various subscribing television stations. Neither IndeNet nor Mediatech holds an FCC license and both companies rely on the licenses or authorizations of their respective earth station operators.

     Starcom has to date relied on a license to transmit domestic satellite traffic that is held by Jupiter Radio, Inc. In connection with the acquisition of Starcom, all of the outstanding capital stock of Jupiter Radio, Inc. was assigned and transferred to Starcom, subject only to obtaining the FCC's approval to the assignment. The approval of the FCC to the transfer of Jupiter Radio's stock has not yet been obtained.

     The FCC establishes technical standards for satellite transmission equipment which change from time to time and also requires coordination of earth stations with land-based microwave systems at certain frequencies to assume noninterference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

Research and Development

     The Company intends to devote a significant amount of its resources to the development of new or enhanced products. For the fiscal year ended March 31, 1996, research and development expenses were approximately $447,000, which amount represents expenses incurred in the development of new products by Channelmatic and the costs incurred in developing The IndeNet. Since the Company had no operations in the prior fiscal year, the Company did not incur any research and development expenses. The Company expects that its research and development expenses will increase in future periods.

Significant Customers

     During the fiscal year ended March 31, 1996, revenues derived from McDonald's Corporation and King World represented 11.1% and 10.4% of the Company's total revenues, respectively. Due to the increase in the Company's revenues as a result of the acquisitions of Enterprise and CCMS after March 31, 1996, the Company does not expect the revenues derived from any single customer to exceed 10% of the Company's total revenues for the year ended March 31, 1997.

Item 2.  Properties.

     The Company maintains eleven offices and other facilities in the U.S. and offices abroad. All of the Company's offices and facilities are leased. Certain of the Company's offices are leased from affiliates of the Company. See "Item 12. Certain Relationships and Related Transactions." The following is a summary of the Company's offices and other facilities:

Location            Use                           Lessee

Chicago, Illinois   Executive offices;            Mediatech
                    Duplication and delivery
                    offices; satellite earth
                    station

Niles, Illinois     Warehouse                     Mediatech

New York, New York  Duplication and delivery
                    offices; satellite earth
                    station

Louisville,         Duplication and delivery      Mediatech
 Kentucky           offices

North Hollywood,    Duplication and delivery      Starcom
 California         offices

Studio City,        Satellite earth station       Starcom
 California

Alpine, California  Executive offices; assembly   Channelmatic
                    facility

El Cajon,           Warehouse                     Channelmatic
 California

El Cajon,           Technology Center             Channelmatic
 California

Colorado Springs,   Executive offices and office  Enterprise
 Colorado           facilities                    Systems Group,
                                                  Inc.*

Thames Ditton,      Executive offices, office     Enterprise
 Surrey, England    facilities and computer       Air-Time
                    suite                         Systems
                                                  Limited*

French Forest       Executive offices and         Enterprise
 NSW, Australia     office facilities             Systems Group
                                                  (Australia)
                                                  Pty Limited*

Auckland,           Office facility               Enterprise
 New Zealand                                      Air-Time
                                                  Systems
                                                  Limited, New
                                                  Zealand branch*



Johannesburg,       Office facility               Enterprise
 South Africa                                     Air-Time
                                                  Systems
                                                  Limited, South
                                                  Africa branch*

Wyoming, Michigan   Office facility               CCMS



_______________________

*    Subsidiaries or branches of Enterprise


     The Company believes that these facilities and offices and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.


Item 3.  Legal Proceedings.

     Sutro & Co. Incorporated v. IndeNet, Inc.

     On May 3, 1996, Sutro & Co. Incorporated ("Sutro"), a Nevada corporation engaged primarily in the business of assisting publicly and privately held companies in securing equity and debt financing, filed an action in the Superior Court of the State of California for the County of Los Angeles against IndeNet for damages for breach of contract and quantum meruit, and injunctive relief. On May 30, 1996, Sutro amended its complaint. Sutro seeks approximately $2,000,000 in damages for breach of the contract or approximately $1,000,000 in quantum meruit for the value of services rendered. The injunction being sought would also require IndeNet to deliver 100,000 warrants to purchase shares of Common Stock, including unlimited "piggy-back" registration rights and all costs and expenses in connection with such registration.

     Sutro bases its allegations of contractual breach on a letter agreement, dated on or about June 21, 1995, whereby IndeNet retained Sutro as its exclusive financial advisor regarding the private placement of equity-related securities in a transaction. The letter agreement also stated that IndeNet would provide Sutro with a right of first refusal until June 21, 1997 to serve as underwriter in any public or private financing or as IndeNet's exclusive financial advisor on any merger, business combination, recapitalization or sale of IndeNet's assets.

     Sutro alleges that it is entitled to receive fees based on
(i) IndeNet's sale of $4,000,000 of its securities on February 29, 1996, (ii) IndeNet's sale of $12,000,000 of its Series A Preferred Stock in May 1996, and (iii) IndeNet's failure to provide Sutro with a right of first refusal in connection with IndeNet's acquisition of CCMS and Enterprise.

     The Company effected the foregoing securities issuance because Sutro had not obtained any financing for the Company during the eight-month period following the execution of the June 21, 1995 letter agreement. The net proceeds from the February 1996 and May 1996 securities issuances were used to fund the Company's working capital needs and the acquisition of Enterprise. Sutro was fully informed of the Company's need for the offering proceeds and of the Company's acquisition of Enterprise. The Company did not use any financial advisor in connection with the acquisitions of either Enterprise or CCMS.

     IndeNet intends to vigorously contest the action. However, there can be no assurance that the foregoing litigation will be decided in favor of IndeNet or that any settlement of this litigation will not have a material adverse effect on IndeNet.

     The Company also is subject from time to time to litigation arising in the ordinary course of its business. The Company believes that no such litigation is pending that would have a material adverse effect on the Company's business.

                          PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's common stock trades on the Nasdaq National Market under the symbol INDE. The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the past two fiscal years and for the interim quarter between the two fiscal years.


                                 Per Share        Per Share
                                   High           Low
Fiscal 1994

Quarter Ended 03/31/94             $2.31          $0.97
Quarter Ended 06/30/94             $3.13          $1.63
Quarter Ended 09/30/94             $2.25          $1.19
Quarter Ended 12/31/94             $2.13          $1.38

Quarter Ended 03/31/95             $2.05          $1.25



Fiscal 1996

Quarter Ended 06/30/95             $3.38          $1.56
Quarter Ended 09/30/95             $3.78          $2.25
Quarter Ended 12/31/95             $4.34          $3.22
Quarter Ended 03/31/96             $6.19          $3.44


     There are approximately 3,000 stockholders who beneficially own the common stock of the Company.

     No dividends have been declared or paid by IndeNet since inception. No dividends are contemplated by IndeNet at any time in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The Company is a leading provider of television advertisement delivery services for national advertisers and programmers. It also develops, assembles, and distributes software and hardware for advertising insertion into television programming and through its two acquisitions subsequent to March 31, 1996 designs and develops traffic billing, revenue and program management software products for the management of advertising time and programming. The Company operates in one business segment. In 1995, the Company changed its fiscal year-end from December 31 to March 31. As a result of this change, comparisons are for fiscal 1996 and 1994. For information regarding results of the three months ended March 31, 1995 see Notes to the Consolidated Financial Statements. References to "fiscal
1996" represent the year ended March 31, 1996 and references to "fiscal 1994" represent the fiscal year ended December 31, 1994.

Overview

     The Company did not have any operations during fiscal 1994. Operations of the Company commenced through its first acquisition in February 1995. The acquisitions completed by the Company to date are as follows: (i) Mediatech, Inc. ("Mediatech") in February 1995, (ii) Channelmatic, Inc. ("Channelmatic") in November 1995, (iii) Starcom Television Services, Inc. ("Starcom") in February 1996, (iv) Cable Computerized Management Systems, Inc. ("CCMS") in May 1996 and (v) Enterprise Systems Group Ltd. ("Enterprise") in May 1996. The results of operations discussed herein reflect (i) the actual operating results of the Company during fiscal 1994 and fiscal 1996 on a consolidated basis with such subsidiaries as IndeNet actually owned during such periods of ownership and (ii) the pro forma consolidated operating results as if IndeNet had owned Channelmatic, Mediatech and Starcom since the beginning of fiscal 1994.

     As a result of the acquisitions, the Company will have recorded approximately $35.4 million of goodwill on its pro forma balance sheet which will be amortized over 20 years and will result in annual charges to income of approximately $1.8 million. Future acquisitions will likely result in additional amortization charges. See the Unaudited Pro Forma Results of Operations and the Consolidated Financial Statements included elsewhere herein.

     Except for historical information contained herein, statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results.

Actual Results For Fiscal 1996 Compared to Fiscal 1994


                              Fiscal 1996    Fiscal 1994

Revenue                       $20,868,899    $    -

Cost of sales                   9,791,964         -

Selling, general and           10,166,713         -
 administrative

Depreciation and                2,076,590        25,000
 amortization

Research and development          446,525         -

Corporate                       1,023,659     1,221,082

Other income (expense),         ( 459,641)      496,299
 net

Income tax expense                 17,255         -

Allocation to minority          ( 156,416)        -
 interest

Net loss                      $(2,957,032)   $ (749,783)


     As discussed above, the Company did not have any operations during fiscal 1994 as it was transitioning between different segments of the entertainment industry. The Company did not commence operations until the acquisition of Mediatech in February 1995. Accordingly, since IndeNet did not have any Revenues, Cost of Sales, or Selling, General and Administrative Expenses in fiscal 1994, all increases in Revenue, Cost of Sales, and Selling, General and Administrative Expenses are attributable to the three operating companies acquired prior to and during fiscal 1996.

     Depreciation and amortization increased from fiscal 1994 due to (i) the inclusion of depreciation and amortization of the acquired companies which is not included in fiscal 1994 results and (ii) amortization of goodwill as a result of those acquisitions. Depreciation and amortization is expected to increased in future periods due to (i) the inclusion of the depreciation and amortization of the acquired companies for a full reporting period, (ii) amortization of goodwill as a result of the companies acquired prior to March 31, 1996 for a full reporting period, and (iii) depreciation and amortization of CCMS and Enterprise and of any other companies that may be acquired subsequent to March 31, 1996, and, in each case, the amortization of goodwill attributable to those subsequent acquisitions.

     Corporate expense is attributable to the expenses of IndeNet, the parent company. Such expenses include salaries, legal, professional and other miscellaneous costs. Corporate expenses decreased in fiscal 1996 from fiscal 1994 by $197,423 or 16% due primarily to a reduction of legal fees. During fiscal 1994, the Company was involved in lawsuits that have been settled. The Company expects that corporate expenses may increase in future periods due to the hiring of additional personnel in assisting in the Company's acquisitions or managing the acquired businesses.

     Interest income decreased from fiscal 1994 by $138,438 or 50% due to a reduction in cash balances maintained by the Company during fiscal 1996 and the repayment in fiscal 1996 of a $900,000 note receivable. The Company expects interest income to decrease in future periods due to the use of cash in funding and deployment of the Company's digital delivery system.

     Interest expense increased from fiscal 1994 by $746,306 due to (i) the inclusion of interest expense of the acquired companies in fiscal 1996 for the period that the subsidiaries were owned and (ii) interest expense incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of each of the acquisitions. Interest expense is expected to increase in future periods due to (i) the inclusion of interest expense incurred by each of the acquired companies for a full reporting period, (ii) interest expense related to the purchase price promissory notes for a full reporting period, and
(iii) the inclusion of interest expense of the companies acquired subsequent to March 31, 1996 and interest expense from the purchase price promissory notes attributable to those subsequent acquisitions.

     At March 31, 1996, the Company (excluding Channelmatic) has a net operating loss carryforward of approximately $7,700,000 for federal income tax purposes of which $2,700,000 is subject to a separate return limitation. The carryforward expires in varying amounts and years through 2011. This loss carryforward also gives rise to a deferred tax asset of approximately $2,600,000. This tax asset has a 100% valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforward. Income tax expense for fiscal 1996 represents state taxes for the various states in which the Company does business and corporate tax.

     The allocation to minority interest represents 33.33% of the net loss of the majority-acquired entity Channelmatic. The amount allocated to minority interest will differ in future periods based on the operations of Channelmatic.

Pro Forma For Fiscal 1996 Compared to Pro Forma Fiscal 1994

                                Pro forma      Pro forma
                                Fiscal 1996    Fiscal 1994

Revenue                       $ 28,503,409   $ 31,448,205

Cost of sales                   13,878,456     14,965,315

Selling, general and            12,466,771     12,651,550
 administrative

Depreciation and                 3,446,777      3,704,512
 amortization

Research and development           536,727        669,672

Corporate                        1,023,659      1,221,082

Other income (expense), net       (802,869)      (249,536)

Income tax expense                   5,902         31,532

Allocation to minority interest   (162,641)       294,993

Net loss                       $(3,495,111)   $(2,339,987)



     The following discusses the results of operations for the Company, Mediatech, Channelmatic and Starcom as if the three subsidiaries had been acquired at the beginning of each of the fiscal years. See the Unaudited Pro Forma Results of Operations and the Consolidated Financial Statements included elsewhere herein.

     Revenue decreased by $2,944,796 or 9% from $31,448,205 to $28,503,409 due primarily to a decrease in the revenue of Channelmatic. Channelmatic's decrease in revenue is due to Channelmatic migrating from analog to digital product lines. During fiscal 1994, Channelmatic's primary business was in the development, assembly and sale of analog advertisement insertion equipment; in fiscal 1996, the Company developed, assembled and sold the current line of digital advertisement insertion equipment. The Company believes that, because of the various benefits digital ad insertion equipment appears to have over existing analog systems, the cable industry will gradually convert existing systems to the digital format. Based on this assumption, the Company expects revenue to increase in future periods as existing analog systems are replaced by Channelmatic's digital advertisement insertion equipment.

     Cost of sales decreased by $1,086,859 or 7% from $14,965,315 in fiscal 1994 to $13,878,456 in fiscal 1996. As a percentage of sales, cost of sales increased from 48% to 49% because the decrease in costs was less than the decrease in revenue. Overall cost of sales as a percentage of revenue is expected to increase based on the profit margins of the additional companies acquired subsequent to March 31, 1996; however cost of sales as a percent of revenue is expected to remain constant for the aforementioned companies.

     Selling, general and administrative expenses decreased $184,779 or 1% from $12,651,550 to $12,466,771. As a percent of sales, selling general and administrative expenses increased from 40% to 44%. The increase in selling, general and administrative expenses as a percent of sales is due primarily to fact that selling, general and administrative expense of Channelmatic remained constant while, as discussed above, sales decreased from prior periods. Although sales decreased, Channelmatic maintained the same level of trade show activity and administrative and selling personnel. As discussed above, based on the Company's assumptions, revenue attributable to Channelmatic is expected to increase, however, selling, general and administrative expense is not expected to increase in proportion to that increase due to the fact that Channelmatic is appropriately staffed for increased production.

     Depreciation and amortization decreased by $257,735 or 7% from $3,704,512 to $3,446,777. The decrease was due primarily to certain fixed assets being fully depreciated during fiscal 1996. Depreciation and amortization is expected to remain constant in future periods for Channelmatic.

     Research and development decreased $132,945 or 20% from $669,672 to $536,727. The decrease was due to the combination of a decrease in research and development expense by Channelmatic and to the fact that during fiscal 1994, Channelmatic expensed 100% of the incurred research and development costs and commencing January 1, 1995, Channelmatic capitalized certain research and development expenses as defined under generally accepted accounting principles. Research and development expenses are expected to increase in future periods due to (i) increased development of the Company's digital delivery system, and (ii) increased research and development related to new product lines developed by Channelmatic.

     Corporate expense is attributable to the expenses of IndeNet, alone. Because IndeNet actually incurred these expenses during all of fiscal 1996 and fiscal 1994, the pro forma corporate expenses are also the actual corporate expenses discussed above in "Actual Results For Fiscal 1996 Compared to
Fiscal 1994."

     Interest income decreased $155,323 or 45% from $345,485 to $190,162 as a result of lower cash balances held by the Company on a consolidated basis during fiscal 1996. Interest income is expected to decrease in future periods based on the utilization of cash for the deployment of the digital delivery system and resultant lower cash balances.

     Interest expense increased $159,776 or 16% from $996,944 to $1,156,720 as the result of higher interest rates on notes which have variable interest rates tied to the Prime or LIBOR rates. Interest expense may increase in future periods due to any increase in the Prime or LIBOR rates.

     Income tax expense for fiscal 1994 represents income taxes incurred by Channelmatic and for fiscal 1996 represents minimum state and corporate taxes.

     Allocation of minority interest represents allocation of 33.33% of Channelmatic's net operations to the minority shareholder.

Liquidity and Capital Resources

     The Company's primary cash requirements are for operating expenses, capital expenditures, development of the digital delivery system, and acquisitions. The Company's primary sources of cash have been from bank borrowings, private placements, and exercise of warrants and options.

     IndeNet's subsidiaries are generally cash flow positive from the date of acquisitions, and as such the Company's capital needs primarily relate to (i) the development and deployment of the digital spot delivery system; (ii) funding corporate expenses;
(iii) acquisitions; (iv) payment on promissory notes delivered by IndeNet as partial payment of the purchase price of certain of the acquisitions; and (v) notes payable as a result of the private placements.

     In February 1996, IndeNet raised $4.0 million from a private placement of the issuance of 224,795 shares of its common stock and the issuance of a $3.0 million convertible note. The funds from the sale of the stock and the note are being used primarily for the development and deployment of the Company's digital delivery spot network.

     In April 1996, IndeNet raised $12.0 million in cash from the issuance of 1,200 shares of IndeNet's Series A preferred stock.
The net proceeds of this offering was used primarily for the acquisition of Enterprise.

     In May 1996, IndeNet raised an additional $2.5 million in cash from the issuance of a convertible note. The funds are being used for general product development.

     In May 1996, the Company sold its office building in Los
Angeles, California for $1.25 million and used part of the proceeds to pay-off a mortgage loan of approximately $.75 million.

     As of March 31, 1996, the Company had approximately $3.8 million in cash and cash equivalents and working capital of approximately $1.9 million. For the fiscal year ended March 31, 1996, the Company's unrestricted cash balances increased by $3,338,599. During fiscal 1996, the Company used $905,151 in operations, primarily due to the operating loss of the Company. The Company used $1,901,242 in investing activities, primarily for normal ongoing capital expenditures and capital expenditures for the digital spot delivery system, and $510,707 on capitalized costs. These amounts are net of $583,604 payments on a note receivable, which will not be recurring. The Company generated $6,144,992 in financing activities, primarily from the $4,000,000 proceeds from a private placement of the issuance of the Company's Common Stock and a note, and the exercise of warrants and options which netted the Company $4,938,320; the latter amounts were offset by payments on notes payable of $2,534,728. It is not expected that the Company will receive this level of proceeds from the exercise of warrants and options in the future. In addition, during the three month period ended March 31, 1995, the Company paid $3,000,000 in cash to the former shareholders of Mediatech as part of the consideration of the acquisition of Mediatech.

     The Company expects to spend approximately an additional $4.0 million to complete and deliver its digital spot delivery system. The Company believes that, with the new financings described above, it has adequate working capital to fund the deployment of the digital spot delivery system. The Company also expects to enter into a line-of-credit arrangement for its subsidiary Channelmatic in order to fund Channelmatic's working capital needs.

     Any future acquisitions will be funded from equity and/or debt financing. Payments on promissory notes and notes payable as the result of the private placements are expected to be paid from either (i) future fund raising or (ii) funds from IndeNet's subsidiaries. The notes payable as a result of the private placements may also be converted to common stock at the option of either the holder or IndeNet. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet's subsidiaries to meet capital requirements.


Inflation

     The Company does not believe that inflation will have a material impact on the Company's future operations.

New Accounting Standards

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which included plant and equipment, and certain identifiable intangible assets, should be recognized and how important losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Item 7.  Financial Statements

     The financial statements begin on page F-1.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     There were no disagreements with the Company's auditors on any matter of accounting principles, practice, financial statement disclosure or auditing scope or procedure.


                                 PART III

Item 9.  Directors and Executive Officers of the Company

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting.


Item 10.  Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting.


Item 12.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting.


Item 13.  Exhibits and Reports on Form 8-K

Item 13(a)(1) Exhibits

Exhibit Number      Description

3.1                 IndeNet, Inc. Certificate of Incorporation
                    (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3 (File
                    No. 333-1205)

3.2                 IndeNet, Inc. Bylaws (Incorporated by
                    reference to Exhibit No. 3.2 of registration statement on Form S-3 (File No. 333-1205)

4.1                 Certificate of Designation of Series A
                    Preferred Stock (Incorporated by reference to Exhibit 4.1 of Registration Statement on Form
                    S-3 (File No. 333-1205)

10.1                Mediatech Stock Purchase Agreement
                    (Incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3 (File No.
                    333-1205)

10.2                Channelmatic Stock Purchase Agreement
                    (Incorporated by reference to Exhibit 10.1
                    and 10.2 to Form 8-K dated December 12, 1995)

10.3                Starcom Stock Exchange Agreement
                    (Incorporated by reference to Exhibit II to the Form 10-QSB dated December 31, 1995)

10.4                Robert Lautz Employment Agreement
                    (Incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-3 (File No.
                    333-1205)

10.5 Registration Rights Agreement (Incorporated by reference to Exhibit I to the Form 8-K for event which occurred on February 29, 1996)

10.6 Note Purchase Agreement (Incorporated by reference to Exhibit II to the Form 8-K for event which occurred on February 29, 1996)

10.7                Cable Computerized Management Systems
                    Agreement and Plan of Merger (Incorporated by reference to Exhibit 99 to Report on Form 8-K for event dated May 16, 1996)

10.8                Enterprise Systems Group Ltd. Share Purchase
                    Agreement (Incorporated by reference to
                    Exhibit 99 to Report on Form 8-K for event dated May 24, 1996)

27                  Financial Data Schedule


Item 13(b) Reports on Form 8-K

     During the fourth quarter of fiscal 1996 the Company filed the following Reports on Form 8-K:

     1)   8-K for Starcom Acquisition, event dated February 7,
          1996.

     2) 8-K/A for Starcom Acquisition dated April 22, 1996 including Starcom financial statements.

     3) 8-K as amended on Form 8-K/A both filed on March 15, 1996 for event (GFL Performance Fund investment) dated
          February 29, 1996.



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified
Public Accountants                           F-2

Consolidated Balance Sheet as of March 31,
1996 and December 31, 1994                   F-3

Consolidated Statement of Operations for     F-5
the years ended March 31, 1996 and
December 31, 1994

Consolidated Statement of Stockholders'      F-6
Equity for the years ended March 31, 1996
and December 31, 1994

Consolidated Statement of Cash Flows for     F-7
the years ended March 31, 1996
and December 31, 1994

Notes to Consolidated Financial              F-9
Statements



Report of Independent Certified Public Accountants

Board of Directors and Stockholders
IndeNet, Inc.


We have audited the accompanying consolidated balance sheets of IndeNet, Inc. and subsidiaries as of March 31, 1996 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndeNet, Inc. and subsidiaries as of March 31, 1996 and December 31, 1994, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.



                              BDO Seidman, LLP

Los Angeles, California
June 18, 1996


                               INDENET, INC.
                        CONSOLIDATED BALANCE SHEET



                                  ASSETS


                                       March 31,     December 31,
                                         1996            1994


Current assets:
  Cash and cash equivalents (Note 1)   $3,818,133     $3,250,554

  Restricted cash (Note 4)                453,340        706,280

  Receivables
     Accounts and other
     receivables, net of
     allowance for doubtful
     accounts of $245,932
     and $O                              5,159,651       16,559
     Note receivable, current portion       -           909,605

                Total receivables        5,159,651      926,164

  Inventories (Notes 1 and 5)            2,143,927         -
  Prepaid expenses                         209,822       41,500

Total current assets                    11,784,873    4,924,498

Property and equipment, less
  accumulated depreciation and
  amortization (Notes 1, 6 and
  7)                                    13,646,419         -

Capitalized costs, net (Note 1)            721,701         -
Other long-term assets                     525,387         -
Goodwill, net of accumulated
  amortization of $511,321
  (Notes 1 and 3)                       16,514,557         -

TOTAL ASSETS                           $43,192,937   $4,924,498



See accompanying notes to consolidated financial statements

                                    F-3

                               INDENET, INC.
                        CONSOLIDATED BALANCE SHEET



                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                     March 31,     December 31,
                                       1996           1994

Current liabilities:
  Accounts payable and
    accrued expenses                $ 7,667,159    $   424,457
  Notes payable, current portion
    (Note 7)                          1,047,694        500,000
  Notes payable to shareholders
    of acquired companies,
     current portion
     (Notes 3 and 7 )                 1,197,226           -

Total current liabilities             9,912,079        924,457

  Notes payable to shareholders
    of acquired companies,
     net of current portion
     (Notes 3 and 7)                  4,676,221           -
  Notes payable, net of current
    portion (Note 7)                  8,152,051           -

Total liabilities                    22,740,351        924,457

Minority interest (Note 3)            1,580,456           -

Commitments and contingencies
  (Note 11)

Stockholders' equity (Note 9):
  Preferred stock, Series B,
  $.0001 par value
    Authorized - 40,000,000 shares
    216,667 issued and outstanding
     (Note 7)                                22           -
  Common stock $.001 par value
    Authorized - 100,000,000 shares
    Issued and outstanding -
     12,451,815 and 4,050,143            12,451          4,050
  Additional paid-in capital         23,169,510      4,532,818
  Accumulated deficit                (4,309,853)      (536,827)
Total stockholders' equity           18,872,130      4,000,041

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $ 43,192,937    $ 4,924,498


        See accompanying notes to consolidated financial statements


                                    F-4



                               INDENET, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS


                                             Year Ended

                                   March 31,      December 31,


                                      1996            1994

Revenue                         $ 20,868,899      $     -

Cost of sales                      9,791,964            -

Gross profit                      11,076,935            -

Operating expenses:
   Selling, general and
     administrative              10,166,713             -
   Depreciation and
     amortization
     (Notes 1, 6 and 7)           2,076,590           25,000
   Research and development
     (Note 1)                       446,525             -
   Corporate                      1,023,659        1,221,082

                                 13,713,487        1,246,082

      Operating loss            (2,636,552)       (1,246,082)

Other income (expense):
   Interest income                 138,765           277,203
   Interest expense (Note 7)      (811,306)          (65,000)
   Gain from reduction of
     accounts payable                 -              211,727
   Gain from settlement of
     lawsuits                      145,000           102,280
   Miscellaneous, net               67,900           (29,911)

Loss before income tax expense
  an allocation to minority
  interest                      (3,096,193)         (749,783)

Income tax expense (Notes 1
  and 8)                            17,255               -

Loss before allocation
  to minority interest          (3,113,448)         (749,783)

Allocation to minority
  interest (Note 3)               (156,416)              -

Net loss                       $(2,957,032)       $ (749,783)

  Net loss per share (Note 1)  $     (0.35)       $    (0.19)

Weighted average number of
     common shares outstanding   8,615,055         3,936,668


        See accompanying notes to consolidated financial statements

                                    F-5


                               INDENET, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             Years Ended March 31, 1996 and December 31, 1994



       Preferred Stock     Common Stock

                                         Addi-
          No.     Pre-    No.            tional  Retained
          of      ferred  of      Common Paid-in Earnings
          Shares  Stock   Shares  Stock  Capital (Deficit)  Total

Bal-
ance
at
Janu-
ary 1,
1994         -    $  -   3764472 $3764 $4127933 $212956  $4344653

Stock
issued
in lieu
of
officers'
compen-
sation
(Note 9)     -       -    146000  146   260613     -      260759

Stock
issued
in settle-
ment of
lawsuit      -       -     40000   40    97680     -       97720

Stock
warrants
exercised    -       -    100000  100   124900     -      125000

Purchase of
Class A
warrants
(Note 9)     -       -      -      -    (77920)    -      (77920)

Purchase
of
common
stock        -       -     (329)   -     (388)     -        (388)

Net loss     -       -       -     -       -    (749783) (749783)

Balance at
December 31,
1994         -       -  4050143  4050 4532818   (536827) 4000041

Cashless
exercise
of
stock
options      -       -   430680   431    (431)              -

Stock
issued in
lieu of
officers'
compen-
sation       -       -    24000    24   29976             30000

Issuance
of
common
stock
for
purchase
of
Mediatech
(Note 3      -       -   900000   900 1502100           1503000

Net loss     -       -      -      -     -     (761994) (761994)

Balance at
March 31,
1995         -       -  5404823  5405 6064463 (1298821) 4771047

Exercise
of
warrants
(Note 9)     -       -  3079744  3079 4935241     -     4938320

Cashless
exercise
of stock
options
(Note 9)     -       -  441280    441    (441)    -         -

Conversion
of debt
to
preferred
stock
(Note 7)  166667    17     -       -   499983     -      500000

Conversion
of debt
to common
stock
(Note 3)     -       -  848951    849  2644954    -     2645803

Sale of
preferred
stock
(Note 7)   50000     5     -        -   145395    -      145400

Shares
issued
for
purchase
of
Channel-
matic, Inc.
(Note 3)     -       -   1530000  1530  4313070   -     4314600

Shares
issued
and to
be issued
for
purchase
of
Starcom
Television
Services,
Inc.
(Note 3)      -      -   1000000  1000  3999000   -     4000000

Buy-back
of common
stock
from
officers      -      -   (77778)   (78) (349922)   -    (350000)

Shares
issued in
connec-
tion with
private
placement
(Note 9)      -      -    224795   225   917767    -     917992

Preferred
dividends     -      -       -      -      -    (54000)  (54000)

Net loss      -      -       -      -      -  (2957032)(2957032)

Balance
at
March 31,
1996      216667 $22 12451815 $12451 $23169510        $18872130
                                             $(4309853)


 See accompanying notes to consolidated financial statements
                                     F-6


                               INDENET, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS




INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
                                             Year Ended
                                      March 31,      December 31,
                                        1996             1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss                          $ (2,957,032)     $ (749,783)
 Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
     Depreciation and
       amortization                   2,076,590          25,000
     Stock issued in lieu of
       officers' compensation              -            260,759
     Provision for losses on
       accounts receivable               (3,520)         77,200
     Allocation of loss to
       minority interest               (156,416)           -
     Settlement of lawsuits                -           (102,280)
     Gain from reduction of
       accounts payable                    -           (211,727)
     Changes in operating
       assets and liabilities:
          Restricted cash               235,486         125,436
          Accounts receivable          (126,365)        242,189
          Inventories                  (158,463)           -
          Prepaid expenses                8,622         (41,500)
          Other assets                 (135,619)           -
          Accounts payable and
            accrued expenses            311,566         (98,688)
NET CASH USED IN OPERATIONS            (905,151)       (473,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                  (2,042,710)         -
 Capitalized costs                       (510,707)         -
 Cash of acquired entity Channelmatic      68,571          -
 Collection of note receivable            583,604     1,005,204
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                 (1,901,242)    1,005,204

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayment of notes payable        (2,534,728)      (90,000)
 Proceeds from exercise of warrants     4,938,320       125,000
 Purchase of Class A warrants               -           (77,920)
 Proceeds from sale of preferred stock    145,400          -
 Proceeds from private placement        4,000,000          -
 Purchase and cancellation of
   treasury stock                        (350,000)         (388)
 Dividends on preferred stock             (54,000)           -
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                  6,144,992       (43,308)

INCREASE IN CASH AND CASH EQUIVALENTS   3,338,599       488,502
CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                       479,534     2,762,052

CASH AND CASH EQUIVALENTS -
  END OF YEAR                         $ 3,818,133   $ 3,250,554


        See accompanying notes to consolidated financial statements
                                    F-7

                               INDENET, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)





INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
 Interest                              $   95,747    $  65,000
 Income taxes                              17,255         -

Supplemental Disclosure of Noncash Investing and Financing
Activities

Effective June 30, 1995, a shareholder converted $2,250,000 of a note payable to 750,000 shares of common stock at $3.00 per share.
Effective January 1, 1996, another former shareholder of Mediatech converted $100,000 of a note payable plus accrued interest of $7,359 to 26,840 shares of common stock at $4.00 per share.
Effective February 7, 1996, the Company paid a vendor $288,444 with 72,111 shares of the Company's common stock.
  The stock was valued at $4.00 per share.
Effective June 30, 1995, the holder of a $500,000 note payable converted the debt to 166,667 shares of Series B Convertible Preferred Stock. The preferred stock was valued at $3.00 per share.
Effective November 27, 1995, in conjunction with an Asset
  Purchase and Contribution Agreement with Channelmatic, the Company received assets of approximately $3,379,000 and assumed liabilities of approximately $1,717,000 in exchange for 1,530,000 shares of the Company's common stock valued at $2.82 per share and a note payable of $5,602,500.
Effective February 7, 1996, in connection with an Exchange
  Agreement with Starcom Television Services, Inc., the Company received assets of approximately $2,684,000 and assumed liabilities of approximately $4,999,000 in exchange for up to 1,000,000 shares of the Company's common stock valued at $4.00 per share.
During 1994, the Company canceled indebtedness relating to the settlement of a lawsuit in the amount of $97,720 through the issuance of stock.


        See accompanying notes to consolidated financial statements
                                    F-8



                      INDENET, INC. AND SUBSIDIARIES
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of IndeNet, Inc. and Subsidiaries (formerly Independent TeleMedia Group, Inc.), (the "Company") and its wholly-owned subsidiaries Mediatech, Inc. ("Mediatech") (since its acquisition on February 3, 1995), Starcom Television Services, Inc. ("Starcom") (since its acquisition on February 7,
1996) and its 66.67%-owned subsidiary Channelmatic, Inc. ("Channelmatic") (since its acquisition on November 27, 1995). All material intercompany transactions and balances have been eliminated.


Organization and Business

     The Company was organized under the laws of the State of Colorado on April 4, 1988. The Company is a leading provider of television advertisement delivery services for national advertisers and programmers. It also develops, assembles, and distributes software and hardware for advertising insertion into television programming. The Company considers itself in one business segment. The Company's customers are located throughout the United States and are serviced by operating facilities located in Chicago, Illinois; New York, New York; Los Angeles, California; and Alpine, California. Effective June 30, 1995, the Company re-incorporated as a Delaware corporation.


Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.


Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).


Property, Plant and Equipment

     Depreciation of property and equipment is provided using the straight-line method. The estimated useful lives are as follows:

     Building and improvements          10-20 years
     Equipment                          5-7  years
     Furniture and fixtures             5-7  years
     Automobiles                        5     years

     Leasehold improvements are written off over the estimated useful lives or the life of the related lease, whichever is shorter.

Software Development Costs

     Software development costs related to the Company's digital advertisement insertion equipment are capitalized upon the establishment of technological feasibility until ready for sale.
Costs are also capitalized for product enhancements.

     Amortization of capitalized software development costs is provided on a product-by product- basis computed on the straight-line method over the estimated useful life of the products not to exceed five years. Capitalized software development costs was $449,048 at March 31, 1996, net of accumulated amortization of $57,105. Capitalized software development costs at December 31, 1994 was $0. The Company assesses the net realizable value of its capitalized software development costs on an ongoing basis.

     All other research and development costs are charged to research and development expense in the period incurred.

Goodwill

     Goodwill represents the excess of cost over the fair value of the identifiable net assets acquired in connection with the February 3, 1995 acquisition of Mediatech, the November 27, 1995 acquisition of Channelmatic, and the February 7, 1996 acquisition of Starcom. Goodwill is amortized over 20 years.

     At each balance sheet date, using an undiscounted cash flow method, the Company evaluates the realization and period of amortization to determine whether events and circumstances warrant revised estimates of amortization and whether the goodwill has continuing value.

Revenue Recognition

     Revenue is recognized at the time products are shipped to the customer or at the completion of services rendered. The
Company provides a warranty reserve for possible product defects.

Income Taxes

     The Company accounts for income taxes using Financial Accounting Standards Board's (FASB) Statement of Financial Accounting, Standard No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years which the differences are expected to reverse.

Loss Per Share

     Net loss per share is calculated by taking the net loss plus preferred stock dividends divided by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Long-Term Debt

     The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issued or on the current rates offered to the Company for debt of the same remaining maturities.


New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" (SFAS No. 121) issued by the FASB is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how important losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the FASB is effective for specific transactions entered into after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.


Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1996 presentation.


2.   Transition Report

     During fiscal year 1996, the Company amended its By-laws to change its fiscal year-end from December 31 to March 31 commencing with the period ended March 31, 1995.

     Results of operations for the three months ended March 31, 1995 are as follows:

     Revenue                       $3,004,259

     Gross profit                   1,761,048

     Net loss                        (761,994)

     Net loss per common share         $(0.16)


3.   Acquisitions

     Mediatech

     Effective February 3, 1995 and amended as of March 14, 1995, the Company acquired 100% of the outstanding common shares of Mediatech under a Stock Purchase Agreement with Mediatech's shareholders for $9,107,500. Under the terms of the Agreement with the shareholders of Mediatech, the Company issued 900,000 shares of restricted common stock valued at $1,503,000, paid $3,000,000 in cash and issued notes of $4,604,500. Principal and interest payments on the notes are payable quarterly and begin 90 days from the date of close and will equal $18,750 per quarter for the first four quarters; will increase to $141,033 for the fifth through the twelfth quarters; and will remain at $122,283 for the remaining term of the notes. Effective June 30, 1995, a former shareholder of Mediatech converted $2,250,000 of a note payable to 750,000 shares of the Company's common stock at $3.00 per share. Effective January 1, 1996, another former shareholder of Mediatech converted $100,000 of a note payable plus accrued interest of $7,359 to 26,840 shares of the Company's common stock at $4.00 per share. The shareholder has agreed to "lockup" the shares until July 1, 1996; at which time the shareholder may demand registration rights.

     The acquisition is being accounted for as a purchase. The results of operations of Mediatech are included in the statement of operations as of the date of acquisition. See Notes 10 and 14 for unaudited pro forma results of operations which include Mediatech.

     Channelmatic

     Effective November 27, 1995, the Company entered into an Asset Purchase and Contribution Agreement with Channelmatic pursuant to which the Company agreed to purchase 66.67% of the assets, business and operations of Channelmatic. The purchase price paid by the Company for its 66.67% interest consisted of the following: (i) a $5,602,500 promissory note; and (ii) 1,530,000 restricted shares of the Company's Common Stock. The restricted common stock was valued at $2.82 per share (which price represents 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value. In addition, the Company agreed to contribute $3,000,000 to the capital of Channelmatic, which amount is payable over an 18-month period with interest at an 8% annual rate. On November 27, 1995, the Company made a $755,000 payment on this note. The Company also has obtained a five-year option to purchase some or all of the remaining 33.33% interest in Channelmatic for a purchase price of up to $6,000,000 on a pro rata basis.

     The $5,602,500 promissory note bears interest at a rate of 8% per annum. A $2,000,000 principal payment was made on January 5, 1996 and a $500,000 payment was made on April 1, 1996. Commencing in July 1996, the Company will make monthly payments of principal and interest equal to $58,962. Based on the foregoing payment schedule, the entire promissory note will be paid in full within 72 months after the closing date of the acquisition. The Company's obligations under the promissory note are secured by a lien on the Company's 66.67% common stock interest in Channelmatic, a blanket lien on substantially all of Channelmatic's assets, and by a guaranty of Channelmatic.

     The acquisition is being accounted for as a purchase. The results of operations of Channelmatic are included in the statement of operations as of the date of acquisition. See Notes
10 and 14 for unaudited pro forma results of operations which include Channelmatic.

     Starcom

     On February 7, 1996, the Company acquired 100% of the common stock of Starcom for up to 1,000,000 shares of the Company's restricted common stock. The restricted common stock was valued for book purposes at $4.00 per share (which price represents 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value.

     The number of shares issued to the Starcom shareholders can be adjusted according to the "Formula Value." The Formula Value is based primarily on the gross profit of Starcom business from January 1, 1996 through March 31, 1996. The Company issued 500,000 shares of Common Stock to the shareholders of Starcom on February 7, 1996 and will issue the remaining shares of Common Stock in July 1996 after the adjusted gross profit of Starcom for the period January 1, 1996 through March 31, 1996 and level of acquired liabilities has been agreed to.

     The acquisition is being accounted for as a purchase. The results of operations of Starcom are included in the statement of operations as of the date of acquisition. See Notes 10 and 14 for unaudited pro forma results of operations which include Starcom.


4.   Restricted Cash

     At March 31, 1996, the Company had approximately $453,000 in an escrow account for payment of past due payroll taxes. These payroll tax liabilities were acquired through the purchase of Starcom. Subsequent to March 31, 1996, the Company paid approximately $438,000 for payroll taxes from this escrow account.

     At December 31, 1994, the Company had approximately $163,000 in an escrow account related to a lawsuit which was settled during fiscal 1996. The settlement resulted in the Company releasing the funds to the opposing party. In addition, at December 31, 1994, the Company had approximately $543,000 in an escrow account as collateral against the Company's $500,000 note payable. See Note 7.


5.   Inventory

     Inventories are summarized as follows:

                              March 31,      December 31
                              1996           1994

Raw materials                 $1,283,372     $    -

Work in process                  401,467          -

Finished goods                   644,289          -

                               2,329,128          -

Less reserve for                 185,201          -
 obsolescence

Total inventories            $ 2,143,927     $    -


6.   Property and Equipment

     Property and equipment are stated at cost and consist of the following:


                              March 31,      December 31
                              1996           1994

Land                     $     500,000       $    -

Building and improvements      628,753            -

Equipment                   14,400,290         50,000

Leasehold improvements         376,945         40,882

Furniture and fixtures         148,079            -

Vehicles                        59,596            -

                            16,113,663         90,882

Less accumulated             2,467,244         90,882
depreciation and
amortization

Property and equipment,    $13,646,419       $    -
 net


     Depreciation and amortization related to Property and Equipment for the year ended March 31, 1996 and December 31, 1994 was $1,615,708 and $25,000.

7.   Long-Term Debt and Line-of-Credit


                              March 31,      December 31
                              1996           1994

Note payable - former    $    3,618,947      $    -
shareholder of Channel-
matic; bearing interest
at 8.0%; due in monthly
installments of $58,962,
beginning in June 1996;
due November 2001;
secured by the assets of
Channelmatic.


Notes payable - former        2,254,500           -
shareholders of Mediatech;
bearing interest at 8.0%;
due in quarterly install-
ments of $141,033 through
February 1998 with quarterly
installments of $122,283
thereafter; due from May 2001
through February 2005;
unsecured

$1,850,000 bank line-of-      1,850,000           -
credit expiring December 31,
1997.  $350,000 of this line
bears interest at 8.5%.  The
remainder bears interest at
the LIBOR rate (8.1% at March
31, 1996).  The line is secured
by substantially all the assets
of Mediatech.

Note payable - bank;          1,253,868           -
bearing interest at
8.04%; due in monthly
installments of $31,550
with a balloon payment
due in December 1997
for the remaining
balance.  The note is
secured by substantially
all the assets of Mediatech.


Mortgage payable - bank;        759,545           -
bearing interest at 8.04%;
due in monthly installments
of $9,272, with a balloon
payment due in December
1997 for the remaining
balance.  This mortgage
was paid-off in May 1996
as a result of the sale
of the office building
which secured the mortgage.

Line of credit, interest      1,188,605           -
at the bank's prime rate
plus 3% (11.25% at March
31, 1996).  Borrowings may
not exceed $2,000,000
with availability limited
based on various factors.
The agreement expires on
January 31, 1998 and is
subject to renewal.  As
of March 31, 1996, $811,395
in borrowing capacity
remained available.



Various notes payable to      1,046,757           -
vendors, interest ranging
from 0% to 21.07%, monthly
payments ranging from $400
to $7,000, due from May 1,
1996 to May 1, 1997.



Note payable to a financial      46,067           -
institution, interest at
10%, monthly payments of
$4,559, due on December 1,
1996

Note payable to a financial      54,903           -
institution, interest at 8%,
monthly payments of $3,134,
due on December 1, 1997.

$3,000,000 convertible note   3,000,000           -
payable - bearing interest
at 7.0%, due February 28,
1998, interest payable
quarterly in cash or the
Company's common stock;
convertible into the
Company's common stock
based on a formula.  See
Note 9.

Note payable of $500,000.      -              500,000
Effective June 30, 1995,
the holder of the note
converted the debt to
166,667 shares of Series
B Convertible Preferred
Stock.  The preferred stock
was valued at $3.00 per share
and provides for a 12% annual
dividend, payable monthly for
a period of up to five years.
Commencing July 1, 1997, the
preferred stock is convertible
into the Company's common
stock for $3.00 per common
share (i.e., one preferred
share for one common share)
or market, whichever is less.
In addition, the holder pur-
chased an additional 50,000
shares of Series B Convertible
Preferred Stock, valued at $3.00
per share.  This issuance of
preferred stock has the same
terms as the previously issued
preferred stock.  Net proceeds
to the Company of the issuance
of the 50,000 shares of
preferred stock, after
legal and professional
expenses, was $145,400.
                              $ 15,073,192   $500,000


Less current potion              2,244,920    500,000

Net long-term                 $ 12,828,272   $    -


     The carrying cost of the above debt instruments to third parties approximates the fair value of the instruments.

     As of March 31, 1996, the aggregate amounts of long-term debt maturing in succeeding years are as follows:

Years Ended           Related        Third
March 31,             Party          Party          Total

1997                $1,197,226     $1,047,694     $ 2,244,920

1998                   932,569      6,819,258       7,751,827

1999                   934,994      1,299,536       2,234,530

2000                 1,010,761         28,506       1,039,267

2001                 1,092,167          4,751       1,096,918

Thereafter             705,730           -            705,730

                    $5,873,447     $9,199,745     $15,073,192


8.   Income Taxes

     At March 31, 1996, the Company (excluding Channelmatic) has a net operating loss carryforward of approximately $7,700,000 for federal income tax purposes of which $2,700,000 is subject to a separate return limitation. The carryforward expires in varying amounts and years through 2011. This loss carryforward also gives rise to a deferred tax asset of approximately $2,600,000. This tax asset has a 100% valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforward. Income tax expense for fiscal 1996 represents state taxes for the various states in which the Company does business and corporate tax.


9.   Equity

Private Placements

     On February 28, 1996, the Company completed a Regulation D private placement of 224,795 of its common stock for $1,000,000 and a Convertible Note ("the Note") for $3,000,000 to a single accredited institutional investor. The Note accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's common stock at the Company's option and has a term of two years. The principal amount of the Note, together with interest is convertible in ninety days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the common stock for the five days immediately preceding the conversion date. The Company shall have the right to convert all or part of the Note any time after 90 days from closing date into the underlying stock. In addition, the Note is redeemable for cash in whole or in part anytime after 90 days from closing in an amount equal to 122% of the principal balance of the Note. See Note 14 for discussion of private placement subsequent to March 31, 1996.

     In August 1994, the Company distributed a private Tender Offer to the warrant holders from a private placement in 1993 offering either to purchase each existing warrant for $.40 per warrant or to exchange for three existing warrants one share of available common stock. Warrant holders sold back to the Company 194,800 warrants for a total price of $77,920. In addition, during 1996, the Company called both A and B warrants associated with the private placement, which resulted in the Company receiving net proceeds of $3,703,132 and issuing 2,382,579 shares of common stock.

Stock Compensation Plan

     On December 14, 1993, the Company implemented a qualified stock option plan ("the Plan"). The purposes of the Plan was to further the success of the Company be making common stock of the Company available for purchase by employees and to provide an incentive to such individuals. A total of 1,000,000 shares of common stock of the Company have been approved by the shareholders for issuance under the Plan.

     The following table summarizes the transactions related to the Company's stock option plan:

                        Number of       Exercise      Aggregate
                         Shares         Price          Value

Balance at January 1,    1,304,306   $1.25 to $6.60    $4,123,520
 1994

Options granted            345,000   $1.25 to $1.43       452,850

Options exercised          100,000      $1.25             125,000

Options expired            466,506      $6.60           3,078,940



Balance at December 31,  1,082,800   $1.25 to $1.43     1,372,430
 1994

Options granted            605,000      $1.38             834,900

Options exercised          757,800      $1.25             947,250

Balance at March 31,       930,000   $1.25 to $1.43     1,260,080
 1995

Options granted          1,036,585   $1.38 to $3.25     2,759,901

Options exercised          575,126   $1.25 to $2.25       791,091

Balance at March 31,     1,391,459   $1.25 to $3.25    $3,228,890
1996

Options exercisable        938,126   $1.25 to $3.25    $1,763,890
(vested) at March 31,
  1996


Stock Grants

     During fiscal 1994, officers received 146,000 shares of common stock in lieu of cash compensation. The shares were valued at $1.25 per share. Compensation expense of $120,000 was recorded in connection with this transaction. There were no shares issued in lieu of cash compensation in fiscal 1996.

Warrants

     The following table summarizes the transactions related to the Company's warrants to purchase common stock:


                        Number of       Exercise      Aggregate
                         Shares         Price          Value


Balance at January 1,    2,186,041   $1.25 to $3.25   $4,606,183
 1994

Warrants granted            -              -              -

Warrants exercised          -              -              -

Warrants canceled          294,800   $1.25 to $2.50      493,500
 or expired

Balance at December 31,  1,891,241   $1.25 to $3.25    4,112,683
 1994

Warrants granted             -            -               -

Warrants exercised           -            -               -


Warrants canceled            -            -               -
 or expired

Balance at March 31,     1,891,241   $1.25 to $3.25    4,112,683
 1995

Warrants granted         2,224,692   $2.00 to $5.00    5,228,735

Warrants exercised       3,234,344   $1.25 to $3.50    5,714,816

Warrants canceled          117,800   $1.25 to $2.50      288,000
 or expired

Balance at March 31,       763,789   $2.00 to $5.00   $3,338,602
 1996

Warrants exercisable       763,789   $2.00 to $5.00   $3,338,602
(vested) at March 31,
  1996


10.  Unaudited Pro Forma Results of Operations

     Condensed unaudited pro forma results of operations of the Company, Mediatech, Channelmatic, and Starcom, as if the respective purchases occurred at the beginning of the following two fiscal years, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.


                                UNAUDITED

                                                       Pro
Historical                                             Forma
IndeNet        Acquisitions   Combined    Proforma     Year
Year Ended     Year Ended     Year Ended  Adjust-      Ended
3/31/96        3/31/96        3/31/96     ments        3/31/96

Revenue
$ 20,868,899    $ 8,941,510  $29,810,409 $(1,307,000) $28,503,409

Cost of sales
$  9,791,964     5,876,492   15,668,456  (1,790,000)  13,878,456

Net (loss)
 income
(2,957,032)    (1,420,843)  (4,377,875)    882,763   (3,495,111)

Net (loss)
 per share
$ (0.35)                                             $  (0.34)

Number of shares
8,615,055                                             10,468,388


                                                       Pro
Historical                                             Forma
IndeNet        Acquisitions   Combined    Proforma     Year
Year Ended     Year Ended     Year Ended  Adjust-      Ended
12/31/94       12/31/94       12/31/94    ments        12/31/94

Revenue
$  -           $34,626,205 $34,626,205  $(3,178,000) $31,448,205

Cost of sales
$  -            17,293,315   17,293,315  (2,328,000)  14,965,315

Net (loss)
 income
(749,783)           85,119     (664,664) (1,675,323)  (2,339,987)

Net (loss)
 per share
$(0.19)                                              $  (0.32)


Number of shares
3,936,668                                              7,366,668


Pro forma adjustments include (a) adjustments to reflect elimination of certain Starcom product lines; (b) adjustments to reflect application of existing lower Mediatech inventory purchasing to Starcom inventory; (c) adjustments to reflect reduction in payroll of principal officers with employment contracts and reduction of general payroll of Starcom due to a redundancy of staff with Mediatech. The Company has combined the Starcom operations with the existing Mediatech operations; (d) adjustments to reflect non-recurring rent expense due to the closure of the Starcom offices and Company's corporate office;
(e) adjustments to reflect non-recurring expenses such as property insurance, building costs, and data processing due to the closure of the Starcom offices; (f) adjustments to reflect amortization of goodwill for both Channelmatic and Starcom over 20 years and amortization of step-up of equipment over five years; (g) adjustments to reflect interest expense related to the $5,602,500 note payable to the former Channelmatic shareholder; and (h) adjustments to reflect a 33.33% allocation of operations from Channelmatic to its 33.33% minority shareholder.


11.  Commitments, Contingencies and Litigation

Employment Agreements

     On April 1, 1995, employment agreements with two of the Company's officers were amended and (i) provided annual salaries of $120,000 each; (ii) were subject to annual raises between 5% and 20%; (iii) provided discretionary bonuses of up to $37,500 each; (iv) terminate on March 31, 1998; and (v) provide for stock options of 135,000 shares at an exercise price of $1.375 (market
price at April 1, 1995).   On December 29, 1995, through Board
resolution, both agreements were amended to provide annual salaries aggregating $340,000, and discretionary bonuses of 60% and 35% of base salaries and stock options aggregating 330,000 at $3.25 (market price at December 20, 1995). On March 15, 1996, one of the officers resigned as an employee and member of the Board of Directors.

     In connection with the acquisition of Mediatech, the Company entered into employment agreements with two of Mediatech's officers. The agreements expire on January 31, 1998 and provided for annual salaries of $125,000 each. The agreements also provide for each officer to participate in the Company's profit sharing bonus as determined by the Board of Directors. On April 1, 1996, both of the employment agreements were amended. The new agreements provide for the same benefits as the previous agreements and expire on March 31, 1999 and the annual salary was also reduced to $50,000 for one of the officers. On March 13, 1995, Mediatech entered into an employment agreement with an individual to serve as an officer. The agreement terminates March 13, 1998; provides for an annual base salary of $100,000; a bonus based upon the employee's annual performance as assessed and determined by the Board of Directors; and is cancelable by Mediatech with thirty days' notice with a severance payment equal to one year's salary if terminated without just cause.

     In connection with the acquisition of Channelmatic, Channelmatic entered into employment agreements with three of its officers. The agreement for one of the officers provides for an annual salary of $90,000 through November 30, 2000, and $200,000 for each subsequent year, a $750 monthly car allowance and employee benefits. The agreement for the other two officers provide for an initial base salary of $190,000 per annum (adjusted in subsequent years based on Channelmatic sales levels); total bonuses equal to 3.5% of the adjusted net income when the annual adjusted net income of Channelmatic reaches or exceeds 5% of gross sales; and employee benefits. The agreement is in effect until November 27, 1998.

     In connection with the acquisition of Starcom, Starcom entered into a consulting agreement with one of Starcom's officers. The agreement expires on February 6, 1997 and provides for an annual salary of $215,000.

     In connection with the acquisition of CCMS (see Note 14), the Company entered into three employment agreements with the officers of CCMS. The agreement for two of its officers is for a term of two years, terminating May 15, 1998, with an option to the employee to extend the agreement for a consecutive third year; provides for an annual salary of $90,000 for the first year; $90,000 plus a percent raise between 5% and 20% as approved by the Executive Compensation Committee of the Board of Directors for the second year; a similar increase in the third year if the option is exercised, and a bonus up to 5% of the Company's net income before interest, depreciation, taxes and amortization as approved by the Company's Board of Directors. These two agreements provide for 60,000 stock options at $6.44 (market price at the closing date of acquisition). The agreement for the third officer is for a term of five years, terminating May 16, 2001, and provides for an annual salary of $75,000 for the first year; $90,000 for the second year; and increases of between 5% and 20% as approved by the Executive Compensation Committee of the Board of Directors for years three through five, and a bonus up to 5% of the Company's net income before interest, depreciation, taxes and amortization as approved by the Company's Board of Directors. The agreement also provides the employee a monthly automobile allowance of $500, and 40,000 stock options at $6.44 (market price at the closing date of the acquisition).

     In connection with the acquisition of Enterprise (see Note
14), the Company entered into employment agreement with three of Enterprise's officers. The agreements provide for aggregate annual salaries of $495,000. All three agreement are for a term of three years terminating May 23, 1999, and provide for a yearly percent increase between 5% and 20% as approved by the Executive Compensation Committee of the Company's Board of Directors, provide for participation in the Company's Executive Profit Sharing Plan up to the following amounts: Chief Executive of Enterprise Systems Group, Ltd. - $56,250; Group Chief Financial Officer of Enterprise Systems Group, Ltd. - up to 1% of Enterprise Systems Group's profit after tax; Chief Executive Officer of Enterprise Systems Group, Inc. - up to $80,000, plus 5% of "over target" profits as defined in the agreement of Enterprise Systems Group, Inc.


Leases

     The Company leases office and warehouse facilities under various operating lease agreements. Certain of these facilities are owned by companies, all of which are owned or majority owned by an officer of Mediatech. Another facility is owned by an officer of Channelmatic. In addition to monthly rentals, the Company is responsible for insurance, property taxes, utilities and normal maintenance of the facilities.

     Future minimum lease payments under noncancelable operating leases as of March 31, 1996 are as follows:


Years Ended           Related        Third
March 31,             Party          Party          Total

1997                $  946,308     $  361,150     $ 1,307,458

1998                   769,094        332,000       1,101,094

1999                   237,444        196,909         434,353

2000                   230,944        135,372         366,316

2001                   159,444        120,372         279,816

Thereafter              93,009        540,963         633,972

                    $2,436,243     $1,686,766     $ 4,123,009


     Rental expense on operating leases amounted to $1,122,970 and $11,423 for the fiscal years 1996 and 1994, including
$163,101 in fiscal 1996 for the related party leases described above.

Litigation

     Allstate

     On July 16, 1993, Allstate Communications, Inc. ("Allstate") filed a lawsuit in Los Angeles Superior Court for the County of Los Angeles against the Company. The Complaint alleges the following courses of action: breach of contract, breach of implied covenant of good faith and fair dealings, fraud, negligent misrepresentation, constructive fraud, common count, declaratory relief, statutory misrepresentation of trade secrets, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, temporary restraining order, preliminary injunction and permanent injunction, and for an accounting.

     On June 29, 1994, the Court provided Allstate an attachment of approximately $161,000 of the Company's funds. The plaintiffs have reduced the scope of their complaint to eliminate all direct and indirect securities claims. At March 31, 1995, the Company had accrued $251,000 with respect to this matter. During fiscal 1996, the Company settled with Allstate which resulted in the Company paying to Allstate the $161,000 in the escrow account plus an additional $90,000 for accrued interest and related expenses.

     Sutro & Co. Incorporated

     In May 1996, Sutro & Co. Incorporated ("Sutro"), a Nevada corporation, engaged primarily in the business of assisting publicly and privately held companies in securing equity and debt financing, filed an action in the Superior Court of the State of California for the County of Los Angeles against the Company for damages for breach of contract and quantum meruit, and injunctive relief. Sutro seeks approximately $2,000,000 in damages for breach of the contract and approximately $1,000,000 in quantum meruit. The injunction being sough would force the Company to deliver 100,000 warrants to purchase shares of the Company's common stock, including unlimited "piggy-back" registration rights and all costs and expenses in connection with such registration.

     Sutro bases its allegations of contractual breach on a letter agreement, dated on or about June 21, 1995, whereby the Company retained Sutro as its exclusive financial advisor regarding the private placement of equity-related securities in a transaction. The letter agreement also stated that the Company would provide Sutro with a right of first refusal until June 1997 to serve as exclusive financial advisor on any merger, business combination, recapitalization or sale of the Company's assets.

     Sutro alleges that it is entitled to receive fees based on
(i) the Company's sale of $4,000,000 of the Company's debt and securities in February 1996, (ii) the Company's sale of $12,000,000 of Series A Preferred Stock in May 1996, and (iii) the Company's failure to provide Sutro with a right of first refusal in connection with the Company's acquisition of CCMS and Enterprise.

     The Company effected the foregoing securities issuance because Sutro had not obtained any financing for the Company during the eight-month period following the execution of the June 21, 1995 letter agreement. The net proceeds from the February 1996 and May 1996 securities issuances were used to fund the Company's working capital needs and the acquisition of Enterprise. Sutro was fully informed of the Company's need for the offering proceeds and of the Company's acquisition of Enterprise. The Company did not use any financial advisor in connection with the acquisitions of either Enterprise or CCMS.

     The Company intends to vigorously contest the action.
However, there can be no assurance that the foregoing litigation will be decided in favor of the Company or that any settlement of this litigation will not have a material adverse effect on the Company.


     Other

     During fiscal 1996, the Company settled a lawsuit with one of its former tenants. The result of the settlement was a net gain to the Company of $145,000.

     The Company is subject to various lawsuits and claims arising out of the normal course of its business. In the opinion of management, the ultimate liability to the Company as a result of any legal proceedings will not have a material effect on the financial position of the Company.


12.  401(k) Plan and Profit Participation Program

     The Company's subsidiary Mediatech has a 401(k) defined contribution plan covering substantially all of its full-time employees. The Company contributes a percentage of participants' contributed earnings to the plan. Contributions amounted to approximately $30,000 and $36,000 for the years ended March 31, 1996 and December 31, 1994.

     Mediatech also has a profit participation program whereby the Company will allocate a percentage of its pretax profits to eligible supervisors and managers of the Company. No amounts were allocated under this program for the years ended March 31, 1996 and December 31, 1994.


13.  Significant Customers

     Sales to two customer represented approximately 22% of the Company's net sales for the year ended March 31, 1996. The related accounts receivable from these customers represented 12% of the accounts receivable at March 31, 1996.


14.  Subsequent Events

Private Placement

     On April 29, 1996, the Company completed a private placement of Class A Preferred Stock for $12,000,000, used primarily for the acquisition of Enterprise Systems Group, Ltd. The placement consisted of 1,200 shares of Convertible Class A Preferred Stock which pays a dividend of 6% annually, payable in cash or common stock at the Company's option, and has a term of three years.
The Class A Preferred Stock is convertible into common stock at a rate determined by the average trading price of the Company's common stock at the time of conversion not to exceed $7.00 per share. The common stock carries registration rights and the Company has the option to repurchase the Class A Preferred Stock at the time of conversion at a 15% premium to the principal amount and has the right to call the Class A Preferred Stock at a 30% premium to the principal amount after 12 months, declining to a 15% premium after 30 months.

     In May 1996, the Company completed a Regulation D private placement of a $2,500,000 Convertible Note ("the Note") to a single accredited institutional investor, used primarily for product development. The Note accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's common stock at the Company's option and has a term of two years. The principal amount of the Note, together with interest is convertible no later than 120 days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the commons stock for the five days immediately preceding the conversion date. The Company shall have the right to convert all or part of the Note any time after 210 days from closing date into the underlying stock. In addition, the Note is redeemable for cash in whole or in part anytime after 120 days from closing in an amount equal to 122% of the principal balance of the Note.

Acquisitions

     CCMS

     On May 16, 1996 the Company completed the acquisition of Cable Computerized Management Systems ("CCMS") for a purchase price of $4,800,000. The acquisition was effected through the merger of CCMS into a newly-formed wholly-owned subsidiary of the
Company.   The purchase price was paid at the closing by the
Company paying $1,036,522 in cash and by the Company issuing 587,612 unregistered shares of the Company's common stock to the CCMS shareholders. The number of shares issued to the CCMS shareholders was based on the trading price of the Company's common stock, approximately $6.40 per share. The amount of the purchase price was based on a multiple of CCMS's earnings before interest, taxes, depreciation and amortization. The cash portion of the purchase price was paid from the Company's existing working capital reserves.

     CCMS is a designer and distributor of "traffic and billing" software that is used by the cable television industry to manage the airing and invoicing of TV commercials. The principal assets acquired by the Company consisted of CCMS's software, cash and accounts receivable. Although the Company intends to continue CCMS's operations, the Company may integrate CCMS with the Company's other complimentary businesses in the future.

     The acquisition is being accounted for as a purchase. The results of operations of CCMS are included in the following unaudited pro forma results of operations and balance sheet.


     Enterprise

     On May 24, 1996 the Company completed the acquisition of Enterprise Systems Group Limited , a private company incorporated in England and Wales ("Enterprise") for a purchase price equal to the U.S. dollar equivalent of eight times EBITDA (earnings before interest, taxes, depreciation and amortization) of Enterprise for the 12 months ended March 31, 1996. The purchase price was paid
(i) at the closing by the Company paying $10,000,000 in cash and $5,000,000 in promissory notes ("the Notes") and (ii) by the Company agreeing to pay $12,379,210 in unregistered shares of the Company's common stock to the Enterprise shareholders. The number of shares to be issued is based on the average closing price of the stock (as reported by The Nasdaq Stock Market) for a 60-day trading period consisting of a defined 30 trading days in February and March 1996 and 30 trading following the closing (the "Share Price"). The shares are expected to be issued in mid-July 1996. The Notes earn interest at a rate of 8% per annum, mature May 31, 2000, with equal payments due quarterly commencing on November 30, 1996. Commencing November 24, 1996, the Notes are convertible into the Company's common stock at the holders' option at a conversion price of 150% of the Share Price. The holders of the common stock issued in this transaction have certain demand and piggy-back registration rights. The cash portion of the purchase price was paid from proceeds of a private placement. In connection with the acquisition of Enterprise, the Company agreed to elect two designees of the former Enterprise shareholders to the Company's Board of Directors.

     Enterprise is a London, U.K. based company which designs, develops and integrates traffic and billing, revenue management, and program management software products for use by broadcast television stations. The principal assets acquired by the Company consisted of Enterprise's software, cash and accounts receivable. Enterprise currently provides its software products to over 140 domestic television and radio stations, and to a total of over 70 television stations located in the United Kingdom, Western Europe, New Zealand, Australia, Southeast Asia and South Africa. Enterprise's customers include such major television networks as NBC Television Stations and Fox Television Stations in the United States, Laser Sales and VTM in Europe, Network 10 in Australia and TVNZ in New Zealand. Although the Company intends to continue Enterprise's operations, the Company may integrate Enterprise with the Company's other complimentary businesses in the future.

     The acquisition is being accounted for as a purchase. The results of operations of Enterprise are included in the following unaudited pro forma results of operations and balance sheet.


Unaudited Pro Forma Results of Operations

     Condensed unaudited pro forma results of operations of the Company, Mediatech, Channelmatic Starcom, CCMS and Enterprise as if the respective purchases occurred at the beginning of the fiscal year (April 1, 1995) is presented below. The following unaudited pro forma results of operations also include the above mentioned private placement of $12,000,000 as the private placement funds were used primarily for the acquisition of Enterprise. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of that date or of any results that may occur in the future.


INDENET, INC.
PRO FORMA CONDENSED BALANCE SHEET
MARCH 31, 1996
(Unaudited)

             Histor-
             ical      Acquisi-            Pro forma
             INDE      tions    Combined   Adjustments  Pro forma

ASSETS

Cash     $3818133      $3218762 $7036895  $10870000(a)  $6870383
                                           (1036512)(b)
                                          (10000000)(c)
Restrict-
ed cash    453340          -       453340                  453340

Accounts
receiv-
able      5159651       2742548   7902199                 7902199

Inventory 2143927          1085   2145012                 2145012

Other
current
assets     209822        333168    542990                  542990

  Total
  current
  assets 11784873       6295563  18080436   (166512)     17913924

PP&E at
cost     24817161       5934323  30751484                30751484

Accumu-
lated
depr./
amort.  (11170742)     (3919620)(15090362)             (15090362)

  PP&E,
  net    13646419       2014703  15661122        -      15661122

Good-
will     16514557           -    16514557   23665446(c) 35045124
                                             3669014(b)
                                            (148574)(b)
                                           (8655319)(c)

Other
long
term
assets    1247088      10267558  11514646              11514646


Total
Assets  $43192937     $18577824 $61770761  $18364055  $80134816

LIABILITIES
Accounts
payable $5158750      $2372130  $7530880              $7530880

Accrued
expenses 2508409        229795   2738204               2738204

Lines of
credit    667903       1299999   1967902               1967902

Customer
deposits                96567      96567                 96567

Deferred
income      -         2179282    2179282               2179282

Notes
payable
to S/H-
current  1197226          -      1197226               1197226

Note
payable-
current
portion   379791       893815    1273606               1273606

  Total
  current
  liabil-
  ities  9912079      7071588   16983667       -      16983667


Notes
payable  8152051      1341839   9493890                9493890

Notes
payable
to share-
holders  4676221          -     4676221    5000000(c)  9676221

Other
long-term
liabili-
ties        -           88687    88687                   88687

Deferred
taxes       -         1271817  1217817                 1271817

  Total
  long
  term
  liabi-
  lities 12828272     2702343  15530615    5000000    20530615

Total
Liabil-
ities    22740351     9773931  32514282    5000000    37514282

Minority
Interest 1580456          -     1580456                1580456


STOCKHOLDERS' EQUITY

Preferred
stock         22          -          22      1200(a)      1222

Common
stock      12451       109703    122154       588(b)     15102
                                             2063(c)
                                           (10000)(b)
                                           (99703)(c)


Addi-
tional
paid-in
capital  23169510     4638855  27808365  10868800(a)  45333607
                                          2631914(b)
                                          8663383(c)
                                         (4638855)(c)

Retain-
ed
earn
ings     (4309853)    4055335   (254518) (3916761)(c)  (4309853)
                                          (138574) (b)

  Total
  Stock-
  holders'
  Equity 18872130     8803893  27676023  13364055       41040078

Total
Liabil-
ities
and
Equity  $43192937   $18577824 $61770761 $18364055      $80134816




                               INDENET, INC.
                PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED MARCH 31, 1996
                                (Unaudited)


             Histor-
             ical      Acquisi-            Pro forma
             INDE      tions    Combined   Adjustments  Pro forma

Revenue     $20868899 $29098670 $49967569 $(1307000)(d) $48660569

Cost of
sales        9791964   15351640  25143604  (1790000)(d), 23353604
                                                    (e)

Gross
profit      11076935   13747030  24823965     483000     25306965

Operating
expenses:
 Salaries    6489944    2759029   9248973    (920468)(f)  8328505
 Legal and
 profes-
 sional       441915     169366    611281        -         611281
 Rent        1122970     242209   1365179     (84000)(g)  1281179
 Deprecia-
 tion
 and
 amortiza-
 tion        2076590   1620614    3697204     1836480(i)  5533684
 Research
 and
 develop-
 ment         446525    469357     915882         -        915882
 Other
 general
 and
 adminis-
 tration     3135543   7163769   10299312    (670000)(h)  9629312
 Total
 operating
 expenses   13713487  12424344   26137831     162012     26299843

Operating
(loss)
income     (2636552)   1322686   (1313866)    320988     (992878)

Other
income
(expense)
  Interest
  expense   (811306)   (661202)  (1472508)  (103031)(j) (1415539)
                                             160,000(l)
                                            (400,000)(j) (400000)

  Interest
  income     138765     199302     338067    160000(l)    338067
                                            (160000)(l)

   Other     212900     (78726)    134174        -        134174

(Loss)
  income
  before
  income
  tax
  expense
  and allo-
  cation
  to minor-
  ity
  interest (3096193)    782060   (2314133)    (22043)   (2336176)

Income tax
  expense     17255     834874    852129         -        852129

Loss before
  allocation
  to
  minority
  interest (3113448)    (52814)  (3166262)    (22043)   (3188305)

Allocation
  to
  minority
  interest  (156416)       -      (156416)     (6224)(k) (162640)

Net loss  $(2957032)   $(52814) $(3009846)   $(15819)  $(3025665)

Net loss
  per
  share   $   (0.35)                                   $   (0.29)

Weighted
  average
  number
  of
  common
  shares
  out-
  standing  8615055                                     13119202




(a) On April 29, 1996, the Company completed a private placement of Class A Preferred Stock for $12,000,000, primarily for the acquisition of Enterprise Systems Group, Ltd. The placement consisted of 1,200 shares of Convertible Class A Preferred Stock which pays a dividend of 6% annually, payable in cash or common stock at the Company's option, and has a term of three years.
The Class A Preferred Stock is convertible into common stock at a rate determined by the average trading price of the Company's common stock at the time of conversion not to exceed $7.00 per share. The common stock carries registration rights and the Company has the option to repurchase the Class A Preferred Stock at the time of conversion at a 15% premium to the principal amount and has the right to call the Class A Preferred Stock at a 30% premium to the principal amount after 12 months, declining to a 15% premium after 30 months. Net proceeds to the Company after agent's commission was $10,870,000.

(b) On May 16, the Company completed the acquisition of CCMS for a purchase price of $4,800,000. The purchase price was paid at the closing by the Company paying $1,036,522 in cash and by the Company issuing 587,612 unregistered shares of the Company's common stock to the CCMS shareholders. The number of shares issued to the CCMS shareholders was based on the trading price of the Company's common stock, approximately $6.40 per share. The restricted common stock was valued for book purposes at $4.48 per share (which price represents 70% of the average quoted price of the Company's common stock at the time of acquisition) which management believes was its fair value. The Company will acquire net assets of $148,574 and allocate the remaining purchase price to goodwill. The Company believes 20 years to be an appropriate life for the goodwill resulting from the acquisition of CCMS.

(c) On May 24, 1996 the Company completed the acquisition of Enterprise for a purchase price equal to the U.S. dollar equivalent of eight times EBITDA (earnings before interest, taxes, depreciation and amortization) of Enterprise for the 12 months ended March 31, 1996. The purchase price was paid (i) at the closing by the Company paying $10,000,000 in cash and $5,000,000 in promissory notes ("the Notes") and (ii) by the Company agreeing to pay $12,379,210 in unregistered shares of the Company's common stock to the Enterprise shareholders. The number of shares to be issued is based on the average closing price of the stock (as reported by The Nasdaq Stock Market) for a 60-day trading period consisting of a defined 30 trading days in February and March 1996 and 30 trading following the closing (the "Share Price"). The Notes earn interest at a rate of 8% per annum, mature May 31, 2000, with equal payments due quarterly commencing on November 30, 1996. The restricted common stock is estimated to valued for book purposes at $4.20 per share (which price is estimated to represent 70% of the average quoted price of the Company's common stock at the time of acquisition) which management believes was its fair value. The Company will acquire net assets of $8,655,319 and allocate the remaining purchase price to goodwill. The Company believes 20 years to be an appropriate life for the goodwill resulting from the acquisition of Enterprise.

(d)  Adjustments to reflect elimination of Starcom product lines.

(e)  Adjustments to reflect application of existing lower
Mediatech inventory purchasing to Starcom inventory.

(f) Adjustments to reflect reduction in payroll of principal officers with employment contracts and reduction of general payroll of Starcom due to a redundancy of staff with Mediatech. The Company will combine the Starcom operations with the existing Mediatech operations.

(g) Adjustments to reflect non-recurring rent expense due to the closure of the Starcom offices and Company's corporate office.

(h) Adjustments to reflect non-recurring expenses such as property insurance, building costs, and data processing due to the closure of the Starcom offices.

(i)  Adjustments to reflect amortization of goodwill both
Channelmatic, Starcom, CCMS and Enterprise over 20 years and amortization of step-up of equipment of Starcom and Channelmatic over five years.

(j) Adjustments to reflect interest expense related to the $5,602,500 note payable to the former Channelmatic shareholder and interest expense related to $5,000,000 notes payable to the former shareholders of Enterprise.

(k) Adjustments to reflect a 33.33% allocation of operations from Channelmatic to minority shareholder.

(l) Adjustments to record and eliminate intercompany interest income and expense and eliminate other miscellaneous expenses.


                               INDENET, INC.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized persons this 1st day of July, 1996.

                              INDENET, INC.


                        By:  /s/ Robert W. Lautz, Jr.
                        Robert W. Lautz, Jr., President,
                        Chief Executive Officer and Director



                         By:  /s/ Richard J. Parent
                         Richard J. Parent, Chief Financial and
                         Accounting Officer, and Secretary


     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 1, 1996             By:  /s/ Robert W. Lautz, Jr.
                         Robert W. Lautz, Jr., President
                         Chief Executive Officer and
                         Director

July 1, 1996             By:  /s/ Thomas H. Baur
                         Thomas H. Baur, Director


July 1, 1996             By:  /s/ Cary S. Fitchey
                         Cary S. Fitchey, Director


July 1, 1996             By:  /s/ William A. Kunkel
                         William A. Kunkel, Director


July 1, 1996             By:  /s/ William D. Killion
                         William D. Killion, Director


July 1, 1996             By:  /s/ Andre A. Blay
                         Andre A. Blay, Director


July 1, 1996             By:  /s/ Graeme R. Jenner
                         Graeme R. Jenner, Director


July 1, 1996             By:  /s/ Richard L. Schleufer
                         Richard L. Schleufer, Director