Form 10-Q
period 1996-06-30
INDENET INC
filed 1996-08-14
CIK 833847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________


Commission file number: 0-18034


INDENET, INC.
 (Exact name of registrant as specified in charter)


Delaware                                 68-0158367
(State or other jurisdiction            (IRS Employer
of incorporation)                      (Identification No.)

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

Yes  X         NO ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
16,904,770 Shares of Common Stock, Par Value $.001 as of August
8, 1996.


                               INDENET, INC.

                                   INDEX


PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                      Page No.

Consolidated Balance Sheet --
June 30, 1996 and March 31,
1996...................................................     1

Consolidated Statement of Operations --
Three-months Ended June 30, 1996 and
1995...................................................     3

Consolidated Statement of Changes in
Stockholders' Equity --
Three-months Ended June 30, 1996.......................     4

Consolidated Statement of Cash Flows --
Three-months Ended June 30, 1996 and
1995...................................................     5

Notes to Consolidated Financial
Statements.............................................     7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...................................     10


PART II.  OTHER INFORMATION............................     14

INDENET, INC.



INDENET, INC.   CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS

                                   June 30,       March 31,
                                   1996           1996

Current assets:
  Cash and cash equivalents   $  3,131,517   $  3,818,133
  Restricted cash                  450,000        453,340
  Accounts and other
  receivables, net of
  allowance for doubtful
  accounts                       9,731,048      5,159,651
  Inventories                    3,029,703      2,143,927
  Prepaid expenses                 586,018        209,822

Total current assets            16,928,286     11,784,873

Property and equipment,
less accumulated
depreciation and
amortization                    14,832,696     13,646,419

Capitalized software costs,
net                             12,056,688        485,930
Other long-term assets             612,352        525,387
Deferred financing costs,
net                                433,522        235,771
Customer list, net              14,955,549              -
Goodwill, net                   19,831,922     16,514,557

TOTAL ASSETS                  $ 79,651,015   $ 43,192,937


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and
     accrued expenses         $ 10,746,769   $  7,667,159
     Deferred income             3,107,386              -
     Notes payable,
     current portion             2,665,260      1,047,694
     Notes payable to
     shareholders of
     acquired companies,
     current portion             1,197,226      1,197,226

Total current liabilities       17,716,641      9,912,079

     Notes payable to
     shareholders of
     acquired companies,
     net of current portion      9,176,221      4,676,221
     Notes payable, net of
     current portion             9,912,528      8,152,051
     Deferred taxes              1,295,308              -
     Other long-term liabilities    55,710              -

TOTAL LIABILITIES               38,156,408     22,740,351

     Minority interest           1,496,739      1,580,456

Commitments and contingencies
Stockholders' equity:

     Preferred stock, Series A,
     $.0001 par value
     Authorized - 1,200 shares
     1,200 issued and outstanding       -            -
     Preferred stock, Series B,
     $.0001 par value
     Authorized - 40,000,000
     shares
     216,667 issued and
     outstanding                        22             22
     Common stock $.001 par value
     Authorized - 100,000,000
     shares
     Issued and outstanding -
     15,752,773 and 12,451,815      15,752         12,451
     Additional paid-in
     capital                    46,075,211     23,169,510
     Accumulated deficit        (6,093,117)    (4,309,853)
Total stockholders' equity      39,997,868     18,872,130


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY      $     79,651,015  $  43,192,937

     See accompanying notes to consolidated financial statements.



INDENET, INC.   CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                         Three Months Ended June 30,
                              1996           1995

Revenue             $     8,982,716    $     4,597,949
Cost of sales             3,499,773          1,962,420
Gross profit              5,482,943          2,635,529

Operating expenses:
Selling, general and
administrative            5,162,715          2,145,616
Depreciation and
amortization              1,161,917            270,262
Research and development    249,594                  -
Corporate                   548,805            161,478

                          7,123,031          2,577,356

Operating (loss) income  (1,640,088)            58,173

Other income (expense):
     Interest income         92,387              4,718
     Interest expense      (332,863)          (219,117)
     Miscellaneous, net     156,276            199,174

                            (84,200)           (15,225)

(Loss) income before
income tax expense and
allocation to minority
interest                 (1,724,288)            42,948

Income tax expense            3,193                 -

(Loss) income before
allocation to minority
interest                 (1,727,481)            42,948

Allocation to
minority interest           (83,717)                -


Net (loss) income    $   (1,643,764)      $     42,948


Net (loss) income
per share            $        (0.13)      $       0.01

Weighted average
number of common
shares outstanding       13,760,904          5,512,303


     See accompanying notes to consolidated financial statements.


INDENET, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Three Months Ended June 30, 1996
(Unaudited)



Preferred Stock     Common Stock
                                        Add'l     Accumu-
No. of  Preferred   No. of   Common     Paid-In   lated
Shares    Stock     Shares    Stock     Capital   Deficit   Total


Balance at  April 1, 1996

216667    22     12451815    12451    23169510 (4309853) 18872130

Issuance of Series A Preferred Stock

1200      -         -          -      11183606     -     11183606

Exercise of Warrants

  -       -      128876        129    289570       -      289699

Shares issued for purchase of CCMS

  -       -      587612        588   2647339       -     2647927

Shares issued for purchase of Enterprise

  -       -     2276200       2276   8665494       -     8667770

Cashless exercise of stock options

  -       -      308270        308     (308)       -        -

Amount to be paid in common stock related to accretion on Series
A Preferred Stock

   -      -       -            -      120000       -     120000

Preferred stock dividends

   -      -       -            -        -     (139500)  (139500)

Net loss

   -      -       -            -        -    (1643764) (1643764)

Balance at June 30, 1996

217867    22   15752773     15752   46075211 (6093117) 39997868


     See accompanying notes to consolidated financial statements.



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   Three Months Ended June 30,
                                        1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                 $  (1,643,764)    $    42,948

Adjustments to reconcile net
(loss) income to net cash
(used in) provided by
operating activities:

     Depreciation and amortization    1,161,917         270,262
     Provision for losses on
     accounts receivable                 13,301         (24,897)
     Allocation of loss to
     minority interest                  (83,717               -
     Gain on sale of building          (128,811)              -

Changes in operating assets
and liabilities:

     Restricted cash                      3,340         688,826
     Accounts receivable             (1,231,572)        124,382
     Inventories                       (884,669)        (25,285)
     Prepaid expenses                    14,419         (34,250)
     Other assets                       (86,965)          3,667
     Accounts payable and
     accrued expenses                   800,565        (544,320)
     Deferred revenue                   183,935               -
     Other long-term liabilities         55,710               -


NET CASH (USED IN)
PROVIDED BY OPERATIONS               (1,826,311)        501,333


CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures               851,174)        (47,047)
     Capitalized software costs        (834,822)              -
     Deferred financing costs          (234,140)              -
     Proceeds from sale of building   1,158,186               -
     Cash used to acquire CCMS       (1,036,522)              -
     Cash used to acquire
     Enterprise                     (10,000,000)              -
     Cash of acquired entity CCMS       276,779               -
     Cash of acquired entity
        Enterprise                      603,839               -
     Collection of note receivable            -         467,805


NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                (10,917,854)        420,758



CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of notes payable      (1,896,256)       (360,998)
     Proceeds from exercise of
     warrants                           289,699         717,521
     Proceeds from private
     placements                      13,683,606               -
     Dividends on preferred stock       (19,500)              -


NET CASH PROVIDED BY
FINANCING ACTIVITIES                 12,057,549         356,523



(DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                   (686,616)      1,278,614
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                   3,818,133         479,534

CASH AND CASH EQUIVALENTS -
END OF PERIOD                 $       3,131,517   $   1,758,148



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:

     Interest                      $    263,526   $     125,000
     Income taxes                         3,193               -


Supplemental Disclosure of Noncash Investing and Financing
Activities

     Effective May 16, 1996, in conjunction with an Agreement and Plan of Merger with Cable Computerized Management Systems, Inc., ("CCMS") the Company received assets of approximately $568,000 and assumed liabilities of approximately $366,000 in exchange for $1,036,522 in cash and 587,612 shares of the Company's common stock valued at $4.48 per share.

     Effective May 24, 1996, in connection with a Share Purchase Agreement with Enterprise Systems Group Limited,("Enterprise") the Company received assets of approximately $16,961,000 and assumed liabilities of approximately $8,281,000 in exchange for $10,000,000 in cash, notes payable of $5,000,000, and 2,276,200 shares of the Company's common stock valued at $3.81 per share.


See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


     1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1996 included in the Company's Form 10-KSB. Also included in this Form 10-KSB are pro-forma financial statements of the Company, Mediatech, Inc. ("Mediatech"), Channelmatic, Inc. ("Channelmatic"), Starcom Television Services, Inc. ("Starcom"), Cable Computerized Management Systems, Inc. ("CCMS") and Enterprise Systems Group Limited ("Enterprise") for the year ended March 31, 1996. The results of operations for the three-month period ended June 30, 1996 is not necessarily indicative of the results for the year ending March 31, 1997.

     Included in this interim report are pro-forma financial results of operations for the three-months ended June 30, 1996 for the Company, Mediatech, Channelmatic, Starcom, CCMS (acquired effective May 1, 1996) and Enterprise (acquired effective June 1,
1996).

     The accompanying consolidated financial statements include the accounts of IndeNet, Inc., its wholly-owned subsidiaries Mediatech, Starcom (since its acquisition on February 7, 1996), CCMS (since its acquisition), Enterprise (since its acquisition) and its 66.67% owned subsidiary Channelmatic (since its acquisition on November 27, 1995) (collectively "the Company").

     2. The Company leases office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three-months ended June 30, 1996 and 1995 was $205,118 and $197,075. The Company also leases office space in Alpine, California from a director who was the sole shareholder of Channelmatic. Total rent expense paid to the officer for the three-months ended June 30, 1996 was $19,500.

     3. Net loss per share is calculated by taking the sum of the net loss plus preferred dividends divided by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

     4. On April 29, 1996, the Company completed a private placement of Series A Preferred Stock ("the Preferred Stock") for $12.0 million, the net proceeds of which were used primarily for the acquisition of Enterprise. The placement consisted of 1,200 shares of the Preferred Stock with a 6% annual accretion. The Preferred Stock is convertible into common stock based on 85% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date, but not to exceed $7.00 per share. The Preferred Stock will automatically convert into Common Stock in April 1999. The Common Stock carries registration rights and the Company has the option to repurchase the Preferred Stock at the time of conversion at an 18% premium to the principal amount and has the right to call the Preferred Stock at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of June 30, 1996, no shares of Common Stock have been issued resulting from conversion of the Preferred Stock. Subsequent to June 30, 1996, approximately $1.8 million of the Preferred Stock had been converted, resulting in the issuance of approximately 650,000 shares of the Company's Common Stock. The Company is currently renegotiating the terms of the Preferred Stock with the holders of the Preferred Stock.

     On May 24, 1996, the Company completed a private placement of a $2.5 million Convertible Note ("the Note") to a single accredited institutional investor, which funds were used primarily for product development. The investor is the same investor who invested $4.0 million of a private placement in February 1996 for approximately 225,000 shares of common stock and a $3.0 million Convertible Note. The $2.5 million Note accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's Common Stock (at the Company's option) and has a term of two years. The principal amount of the Note, together with interest is convertible no later than 120 days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date. The Company shall have the right to convert all or part of the Note any time after 210 days from the closing date into the underlying stock. In addition, the Note is redeemable for cash in whole or in part anytime after 120 days from closing in an amount equal to 122% of the principal balance of the Note. Subsequent to June 30, 1996, the holder of the $3.0 million Convertible Debt converted approximately $1.2 million of the Note. The conversion resulted in the Company issuing to the holder approximately 500,000 shares of Company's Common Stock. The Company is currently renegotiating the terms of the $3.0 million and $2.5 million Convertible Notes with the holder.

     5. On May 16, 1996, the Company completed the acquisition of CCMS for a purchase price of $4,800,000. The acquisition was effected through the merger of CCMS into a newly-formed
wholly-owned subsidiary of the Company.   The purchase price was
paid at the closing by the Company paying $1,036,522 in cash and by the Company issuing 587,612 unregistered shares of the Company's common stock to the CCMS shareholders. The number of shares issued to the CCMS shareholders was based on the trading price of the Company's common stock, approximately $6.40 per share. For book purposes, the stock was valued at $4.48 per share, or 70% of $6.40. The amount of the purchase price was based on a multiple of CCMS's earnings before interest, taxes, depreciation and amortization. The cash portion of the purchase price was paid from the Company's existing working capital reserves.

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

     The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of $3,560,595 is included in Goodwill and is being amortized over 20 years. The result of operations of CCMS are included in the following unaudited pro forma results of operations.

     On May 24, 1996, the Company completed the acquisition of Enterprise, a private company incorporated in England and Wales for a purchase price equal to $27,379,210. The purchase price is equal to the U.S. dollar equivalent of eight times EBITDA (earnings before interest, taxes, depreciation and amortization) of Enterprise for the 12 months ended March 31, 1996. The purchase price was paid (i) at the closing by the Company paying $10,000,000 in cash and $5,000,000 in promissory notes ("the Enterprise Notes") and (ii) by the Company issuing 2,276,200
shares of Common Stock, valued at $5.44 per share.   The number
of shares issued was based on the average closing price of the stock (as reported by The Nasdaq Stock Market) for a 60-day trading period consisting of a defined 30 trading days in February and March 1996 and 30 trading days following the closing (the "Share Price"). For book purposes, the shares were valued at $3.81 per share, or 70% of $5.44. The Enterprise Notes earn interest at a rate of 8% per annum, mature May 31, 2000, with equal payments due quarterly commencing on November 30, 1996. Commencing November 24, 1996, the Enterprise Notes are convertible into the Company's common stock at the holders' option at a conversion price of 150% of the Share Price. The holders of the common stock issued in this transaction have certain demand and piggy-back registration rights. The cash portion of the purchase price was paid from proceeds of the private placement discussed above. In connection with the acquisition of Enterprise, the Company elected two designees of the former Enterprise shareholders to the Company's Board of Directors.

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

     The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of $15,039,100 is included in Customer List and is being amortized over 15 years. The result of operations of Enterprise are included in the following unaudited pro forma results of operations.

     6. Condensed unaudited pro-forma results of operations of the IndeNet, Mediatech, Channelmatic, Starcom, CCMS and Enterprise are presented as if the respective purchases occurred at the beginning of the period. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisitions been completed as of that date or of any results that may occur in the future. The column labeled "Acquisitions" consist of operations of CCMS for the one-month ended April 30, 1996 and of Enterprise for the two-months ended May 31, 1996.

     Pro-forma adjustments include amortization of allocated costs in connection with the purchases and interest expense on shareholder notes.


               The                                     Pro
               Company             Combined            Forma
               Three               Three     Pro       Three
               Months              Months    Forma     Months
               Ended     Acqui-    Ended     Adjust-   Ended
               6/30/96   sitions   6/30/96   ments    6/30/96

Revenue     $ 8,982,716 2,834,711  11,817,427   -    11,817,427

Cost of       3,499,773   291,465   3,791,238   -     3,791,238
 sales

Net loss     (1,643,264)  (37,723)(1,681,487)(248,604)(1,930,091)

Net loss    $     (0.13)                                $  0.13)
 per share

Number of    13,760,904                              15,408,651
 shares


INDENET, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three-months ended June 30, 1995, the operations of the Company were conducted solely through its subsidiary Mediatech. The results of operations for the three-months ended June 30, 1996 include the operations of the Company's subsidiaries Mediatech, Channelmatic, Starcom, CCMS (since its acquisition which is accounted for commencing May 1, 1996) and Enterprise (since its acquisition which is accounted for commencing June 1, 1996).

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


Revenue

The increase in revenue from the prior period was primarily a result of the consolidation of revenue from the subsidiaries acquired subsequent to the comparative prior period. Revenue for Mediatech in the current period is consistent with that of the comparable prior period. It is anticipated that revenue in future periods for the Company on a consolidated basis will increase in comparison to revenue in the current period due to consolidation of revenue from the subsidiaries acquired during the current period for a full reporting period.


Cost of Sales

The increase in cost of sales from the prior period was primarily a result of the consolidation of the cost of sales of the subsidiaries acquired subsequent to the comparative prior period. Cost of sales as a percent of sales for Mediatech in the current period is consistent with that of the comparable prior period.
It is anticipated that cost of sales in future periods for the Company on a consolidated basis will increase in comparison to cost of sales in the current period due to consolidation of cost of sales from the subsidiaries acquired during the current period for a full reporting period.


Selling, General and Administrative

The increase in selling, general and administrative expense from the prior period was primarily a result of the consolidation of the selling, general and administrative expense of the subsidiaries acquired subsequent to the comparative prior period. Selling, general and administrative expense for Mediatech is $298,470 or 14% greater than the comparable prior period due to additional personnel costs incurred from an additional office opened in Louisville, Kentucky. It is anticipated that selling, general and administrative expense in future periods for the Company on a consolidated basis will increase in comparison to selling, general and administrative expense in the current period due to consolidation of the subsidiaries acquired during the current period for a full reporting period.



Depreciation and Amortization

The increase in depreciation and amortization from the prior period was primarily a result of the consolidation of the depreciation and amortization of the subsidiaries acquired subsequent to the comparable prior period. Prior period's depreciation and amortization consisted of depreciation and amortization of Mediatech and IndeNet. Depreciation and amortization for Mediatech remained consistent with prior period; however, depreciation and amortization for IndeNet increased by $635,095 from $131,430 to $766,525 due to depreciation and amortization of goodwill and purchase price allocation of equipment and customer list of the subsidiaries acquired subsequent to the comparable prior period. It is anticipated that depreciation and amortization in future periods will increase in comparison to depreciation and amortization in the current period due to (i) the consolidation of the subsidiaries acquired during the current period for a full reporting period and (ii) a full period of amortization of excess purchase price for those acquisitions.


Research and Development

Research and development expense for the three-months ended June 30, 1996 represent expenses primarily related to the research and development of Channelmatic products. There was no research and development expense in the comparative prior period. It is anticipated that research and development will increase in future periods related to continued research and development incurred by Channelmatic and potential research and development expense to be incurred by CCMS and Enterprise.


Corporate

Corporate overhead represents general and administrative expenses related to the administration of IndeNet, exclusive of expenses of the subsidiaries. These expenses for three-months ended June 30, 1996 compared to the comparative prior period increased by $387,327 from $161,478 to $548,805. The increase is due to (i)
additional personnel needed at the corporate level in overseeing the subsidiaries, continued corporate financings and evaluation and execution of mergers and acquisitions, (ii) Company advertising and promotion, and (iii) additional legal and other professional costs. It is anticipated that corporate expenses will increase in the future due to (i) the addition of a Chief Operating Officer who is expected to commence his duties at the corporate office in September 1996, and (ii) from additional administrative costs and professional fees that may be incurred in any future mergers and acquisitions.


Interest Income

Interest income increased $87,669 from $4,718 to $92,387 for the three-months ended June 30, 1996 compared to the comparable prior period due primarily to an increase in the average cash balance during the period. It is expected that interest income will decrease as a result of a lower cash balance through use of cash in funding of the Company's digital delivery system and capitalized software costs.


Interest Expense

Interest expense increased $113,746 from $219,117 to $332,863 for the three-months ended June 30, 1996 compared to the prior period due to (i) the inclusion of interest expense of the companies acquired subsequent to the comparable prior period and (ii) interest expense incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of each of those acquisitions. Interest expense is expected to increase in future periods due to the consolidation of interest expense for the companies acquired during the three months ended June 30, 1996 and interest expense for a full reporting period incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of Enterprise.


Income Tax Expense

At June 30, 1996, the Company (excluding Channelmatic) has a net operating loss carryforward of approximately $9.0 million for federal income tax purposes of which $2.7 million is subject to a separate return limitation. The carryforward expires in varying amounts and years through 2011. This loss carryforward also gives rise to a deferred tax asset of approximately $3.0 million. This tax asset has a 100% valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the three months ended June 30, 1996 represents minimum state taxes paid for the various states in which the Company does business.


Minority Interest

The allocation of net loss to minority interest for the periods presented represents the 33.33% minority interest in Channelmatic. The amount allocated to minority interest will differ in future periods based on the operations of Channelmatic.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had approximately $3.1 million in cash and cash equivalents and a working capital deficit of $788,355. During the three-months ended June 30, 1996, cash and cash equivalents decreased $686,616, and the Company used $1,826,311 in operations, primarily due to the operating loss of the Company. The Company used $10,917,854 in investing activities, primarily for the purchases of CCMS and Enterprise, ongoing capital expenditures for the digital delivery system, capitalized software costs, and deferred financing costs. Investing activities also include the non-recurring activities of
(i) proceeds from the sale of an office building and (ii) cash from acquired companies CCMS and Enterprise. The Company generated $12,057,549 in financing activities, primarily from net proceeds of two private placements totaling $13,683,606, offset by repayment of a $750,000 mortgage note from the sale of the underlying collateral and payments on related party notes payable.

In August 1996, the Company announced that, due to unusual trading activity in its publicly traded common stock, it would no longer permit the conversion of the Series A Preferred Stock or the two outstanding convertible notes. The Company has initiated discussions with the holders of the preferred stock and the convertible notes in order to restructure those securities as non-convertible debt instruments or to otherwise restrict the conversion features. In the event that the Company is successful in its renegotiation of the preferred stock, the Company's long term indebtedness would increase by approximately $10.2 million, and its on-going debt service obligations would significantly increase. In connection with the renegotiation of the foregoing securities, the Company is also considering raising additional equity capital for the purpose of redeeming or prepaying the Series A Preferred Stock and convertible notes. However, unless the Company is successful in raising such additional equity, the Company would be unable to redeem the preferred stock and convertible notes. In addition, unless the Company is able to renegotiate the terms of the perferred stock and convertible notes, the Company may be engaged in protracted litigation with the holders of such securities, which litigation could be expensive and further negatively impact the Company's liquidity.

Based on the projected operations of the Company's subsidiaries, the Company currently believes that its consolidated operations will generate sufficient cash to fund the Company's working capital needs for the next twelve months. Such projections are based on financial information that the Company has obtained from its acquired subsidiaries and is based on projected benefits to be derived from the integration of the operations of the subsidiaries. No assurance can be given that the projected operations or projected integration benefits will be realized.

The Company expects to spend approximately an additional $3.5 million to complete and deliver its digital delivery system. The Company is attempting to obtain a line-of-credit agreement for its subsidiary Channelmatic in order to fund Channelmatic's working capital needs. In addition, the Company may need to raise capital to fund anticipated capital requirements. If the company is unable to obtain the required additional capital, the Company will need to restructure or consolidate its operations, reduce its projected research and development expenses, or otherwise revise its proposed business plans. Any such restructuring would detrimentally affect the future growth of the Company.

Any future acquisitions will be funded from equity and/or debt financing. Payments on promissory notes and notes payable as a result of the private placements of convertible notes that were completed earlier in 1996 are expected to be paid from either (i) future fund raising or (ii) funds from IndeNet's subsidiaries. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet's subsidiaries to meet capital requirements.


INDENET, INC.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27.  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   INDENET, INC.

Date:  August 14, 1996             By: /s/ Richard J. Parent
                                   Richard J. Parent
                                   Chief Financial Officer and
                                   Corporate Secretary
                                   (Principal Financial and Chief
                                   Accounting Officer)