Form 10QSB
period 1996-09-30
INDENET INC
filed 1996-11-14
CIK 833847

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                         _______________________

                               FORM 10-QSB

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1996

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

Yes  X           NO ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

  The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
17,093,683 Shares of Common Stock, Par Value $.001 as of November
12, 1996.
                               INDENET, INC.

                                   INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

                                                             Page
                                                             No.

Consolidated Balance Sheet -- September 30, 1996 and
     March 31, 1996. . . . . . . . . . . . . . . . . . . . . . .1

Consolidated Statement of Operations --Three-months
     and Six-months Ended September 30, 1996 and
     1995. . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Statement of Changes in Stockholders'
     Equity -- Six-months Ended
     September 30, 1996. . . . . . . . . . . . . . . . . . . . .4

Consolidated Statement of Cash Flows -- Six months Ended
     September 30, 1996 and 1995. . . . . . . . . . . . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . . .7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . 10


PART II.  OTHER INFORMATION:

Item 6.   Other Information. . . . . . . . . . . . . . . . . . 15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

INDENET, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                  ASSETS

                                   September 30   March 31,
                                      1996          1996

Current assets:

  Cash and cash equivalents     $  2,446,050      3,818,133

  Restricted cash                  1,896,622        453,340

  Accounts and other
  receivables, net of
  allowance for doubtful
  accounts                        10,626,362      5,159,651

  Inventories                      2,356,135      2,143,927
  Prepaid expenses                   749,018        209,822

Total current assets              18,074,187     11,784,873

Property and equipment,
less accumulated
depreciation and amortization     14,967,762     13,646,419

Capitalized software costs, net   13,278,922        485,930

Other long-term assets               338,662        525,387

Deferred financing costs, net        481,525        235,771

Customer list, net                14,696,197           --

Goodwill, net                     18,132,170     16,514,557

TOTAL ASSETS                    $ 79,969,425   $ 43,192,937


See accompanying notes to consolidated financial statements.
INDENET, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                LIABILITIES

                                   September 30   March 31,
                                      1996          1996

Current liabilities:

  Accounts payable and
  accrued expenses             $   11,784,452     7,667,159

  Deferred income                   2,661,902        --

  Notes payable, current portion    6,511,659     1,047,694

  Notes payable to shareholders
  of acquired companies,
  current portion                   2,162,715     1,197,226

Total current liabilities          23,120,728     9,912,079

  Notes payable to shareholders
  of acquired companies, net
  of current portion                8,210,672     4,676,221

  Notes payable, net of
  current portion                   8,170,535     8,152,051

  Deferred taxes                    1,222,002        --

  Other long-term liabilities          64,313        --

Total Liabilities                  40,788,250    22,740,351

Minority interest                   1,256,040     1,580,456

Commitments and Contingencies

Stockholders' equity:

  Preferred stock, Series A, $.0001 par value
  Authorized - 1,200 shares
  1,021 issued and outstanding          1              --

  Preferred stock, Series B, $.0001 par value
  Authorized - 250,000 shares
  216,667 issued and outstanding       22              22


  Common stock, $.001 par value
  Authorized - 100,000,000 shares
  16,990,865 and 12,451,815
  issued and outstanding               16,990          12,451

  Additional paid-in capital       46,455,378      23,169,510
  Accumulated deficit              (8,547,256)     (4,309,853)

  Total stockholders' equity       37,925,135      18,872,130

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             79,969,425      43,192,937



See accompanying notes to consolidated financial statements.

INDENET, INC.   CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                   Three Months               Six Months
                 Ended September 30       Ended September 30,
                  1996        1995         1996        1995


Revenue        13,047,803   4,030,324   22,030,519     8,628,272
Cost of sales   5,084,482   1,663,857    8,584,255     3,626,277

Gross profit    7,963,321   2,366,467   13,446,264     5,001,995

Operating
expenses:
Selling,
general and
admini-
strative        7,404,042   2,171,393   12,566,757      4,273,009
Depreciation
and
amortization    1,712,013     476,273    2,873,930        746,535
Research
and
 development      263,993      71,351      513,587         71,351
Corporate         623,726     120,539    1,172,531        298,431


               10,003,774   2,839,556   17,126,805      5,389,326

Operating
loss           (2,040,453)   (473,089)  (3,680,541)     (387,331)

Other income
(expense):
  Interest
   income          57,121      42,334      149,508         47,051
  Interest
   expense       (528,872)   (150,589)    (861,735)     (369,707)
  Miscellaneous
     net           34,451      11,646      190,727       183,320

                 (437,300)    (96,609)    (521,500)     (139,336)

Loss before
income tax
expense and
allocation
to minority
interest       (2,477,753)   (569,698)   (4,202,041)    (526,667)


Income tax
expense            54,247       2,400        57,440        2,484


Loss before
allocation
to minority
interest       (2,532,000)   (572,098)   (4,259,481)    (529,151)


Allocation
to minority
interest         (240,669)          -      (324,416)        -


Net loss      $(2,291,301)  $(572,098)  $(3,935,065)   $(529,151)


Net loss
per share          $(0.15)     $(0.08)       $(0.28)      $(0.08)

Weighted
average
number
of common
shares
outstanding    16,319,379   7,550,098    15,044,036    6,588,941


     See accompanying notes to consolidated financial statements.

INDENET, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended September 30, 1996
(Unaudited)
Preferred Stock      Common Stock
                                      Add'l  Accumu-
No. of  Preferred  No. of  Common   Paid-in  lated
Shares    Stock    Shares  Stock    Capital  Deficit   Total

Balance at April 1, 1996
216,667 $  22   12,451,815 12,451 23,169,510(4,309,853)18,872,130

Issuance of Series A Preferred Stock
  1,200     1       --      --   11,183,605    --     11,183,606

Exercise of warrants
    --      --     128,876   129     289,570    --        289,699

Shares issued for purchase of CCMS
    --      --     587,612   588   2,647,339    --      2,647,927

Shares issued for purchase of Enterprise
    --      --   2,276,200  2,276  8,655,494    --      8,667,770

Adjustment to purchase price of Starcom acquisition
    --      --    (362,500) (363) (1,449,637)         (1,450,000)

Cashless exercise of employee stock options
    --      --     308,270   308    (308)       --          --

Stock issued for settlement of accounts payable
    --      --      98,595    99    311,085     --       311,134

Shares issued from conversion of Series A Preferred Stock
  (179)     --     664,303   664    (664)       --          --

Shares issued for the conversion of convertible debt to equity
   --       --     837,694   838  1,376,046     --     1,376,884

Accretion on Series A Preferred Stock
   --       --       --       --    263,338     --       263,338

Preferred stock dividends
   --       --       --       --      --     (302,338)  (302,338)

Net loss
   --       --       --       --      --   (3,935,065)(3,935,065)

Balance at September 30, 1996
217,688  $ 23    16,990,865 16,990 46,455,378(8,547,256)37,925,135

See accompanying notes to consolidated financial statements.


                               INDENET, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                        Six Months
                                    Ended September 30,
                                 1996              1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                       $ (3,935,065)  $   (529,151)
  Adjustments to reconcile net
    loss to net cash (used in)
    provided by operating activities:
   Depreciation and
     amortization                    2,873,930        746,535
   Provision for losses on
     accounts receivable                13,301        (44,000)
   Allocation of loss to minority
     interest                         (324,416)           --
   Debt refinancing charge             150,000            --
   Gain on sale of building           (128,811)           --
   Changes in operating
     assets and liabilities:
    Restricted cash                    (17,809)       688,826
    Accounts receivable             (2,127,003)       354,230
    Inventories                       (211,101)        37,524
    Prepaid expenses                  (153,484)       (23,420)
    Other assets                       186,725          2,125
    Accounts payable and accrued
      expenses                       1,697,338       (437,421)
    Deferred income                   (261,594)          --
    Other long-term liabilities         48,400           --

NET CASH (USED IN) PROVIDED
  BY OPERATIONS                     (2,189,589)       795,248

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures              (1,987,753)      (598,194)
  Capitalized software costs        (2,129,300)           --
  Deferred financing costs            (330,593)           --
  Proceeds from sale
     of building                     1,158,186            --
  Cash used to acquire CCMS         (1,036,522)           --
  Cash used to acquire Enterprise  (10,000,000)           --
  Cash of acquired entity CCMS         276,779            --
  Cash of acquired entity
     Enterprise                        656,771            --
  Collection of note receivable           --          467,805

NET CASH USED IN
  INVESTING ACTIVITIES             (13,392,432)      (130,389)

CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Repayment of notes payable           (47,435)      (679,187)
  Proceeds from exercise
    of warrants                        289,699      2,525,931
  Proceeds from private
    placements                      14,006,674           --
  Proceeds from sale of
    preferred stock                       --          145,400
  Dividends on preferred stock         (39,000)       (15,000)

NET CASH PROVIDED BY
  FINANCING ACTIVITIES              14,209,938      1,977,144

(DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS              (1,372,083)     2,642,003

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                3,818,133        479,534

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                  $   2,446,050   $  3,121,537



See accompanying notes to consolidated financial statements

                              INDENET, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
       Interest                      $     641,177   $  369,707
       Income Taxes                         57,440          --

Supplemental Disclosure of Noncash Investing and Financing
Activities

Effective May 16, 1996, in conjunction with an Agreement and Plan of Merger with Cable Computerized Management Systems, Inc. ("CCMS") the Company received assets of approximately $568,000 (including cash of $276,779) and assumed liabilities of approximately $366,000 in exchange for $1,036,522 in cash and 587,612 shares of the Company's common stock valued, for book purposes, at $4.48 per share.
Effective May 24, 1996, in connection with a Share Purchase
   Agreement with Enterprise Systems Group Limited ("Enterprise") the Company received assets of approximately $16,961,000 (including cash of $656,771) and assumed liabilities of approximately $8,281,000 in exchange for $10,000,000 in cash, notes payable of $5,000,000 and 2,276,200 shares of the Company's common stock valued, for book purposes, at $3.81 per share.
In July 1996, the holder of convertible debt converted debt of $1,215,000 and accrued interest of $11,884 into 487,694 shares of common stock.
During the six months ended September 30, 1996, the Company issued 98,595 shares of common stock as payment for accounts payable totalling $311,184.
During the six months ended September 30, 1996, the Company recorded $263,338 of accretion related to Series A Preferred Stock.



See accompanying notes to consolidated financial statements

INDENET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1996 included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. Also included in the Form 10-KSB are pro-forma financial statements of the Company, Mediatech, Inc. ("Mediatech"), Channelmatic, Inc. ("Channelmatic"), Starcom Television Services, Inc. ("Starcom"), Cable Computerized Management Systems, Inc. ("CCMS") and Enterprise Systems Group Limited ("Enterprise") for the year ended March 31, 1996. The results of operations for the three and six-month periods ended September 30, 1996 are not necessarily indicative of the results for the year ending March 31, 1997.

     Included in this interim report are pro-forma financial results of operations for the six-months ended September 30, 1996 for the Company, Mediatech, Channelmatic, Starcom, CCMS (acquired effective May 1, 1996) and Enterprise (acquired effective June 1, 1996).

     The accompanying consolidated financial statements include the accounts of IndeNet, Inc., its wholly-owned subsidiaries Mediatech, Starcom (since its acquisition on February 7,
     1996), CCMS (since its acquisition effective May 1, 1996), Enterprise (since its acquisition effective June 1,
     1996) and its 66.67% owned subsidiary Channelmatic (since its acquisition on November 27, 1995) (collectively the "Company").

2. The Company leases office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three and six-months ended September 30, 1996 and 1995 was $162,002 and $367,120 for 1996, and $217,519 and $435,259 for 1995.  The Company
     also leases office space in Alpine, California from a director who was the sole shareholder of Channelmatic.
     Total rent expense paid to the director for the three and six-months ended September 30, 1996 was $19,500 and $39,000.

3. Net loss per share is calculated by taking the sum of the net loss plus preferred dividends divided by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

4. On April 29, 1996, the Company completed a private placement of Series A Preferred Stock ("the Preferred Stock") for $12.0 million, the net proceeds, after costs of approximately $800,000, of which were used primarily for the acquisition of Enterprise. The placement consisted of 1,200 shares of the Preferred Stock with a 6% annual accretion. The Preferred Stock was convertible into common stock based on 85% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date, but not to exceed $7.00 per share. The Common Stock carries registration rights and the Company had the option to repurchase the Preferred Stock at the time of conversion at an 18% premium to the principal amount and has the right to call the Preferred Stock at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of September 30, 1996, approximately $1.8 million of the Preferred Stock had been converted, resulting in the issuance of approximately 664,000 shares of the Company's Common Stock.

     On September 30, 1996, the Company and the holders of 76%, or $7.71 million of the $10.2 million outstanding Series A Preferred Stock agreed to exchange their shares for a new Series C Preferred Stock (the "Series C"). The exchange is contingent upon obtaining the approval of the Company's stockholders. A special meeting of the stockholders has been scheduled for December 1996. The Series C has the following features: Conversion into common stock is fixed at $5.00, no conversions can occur for six months, it is non-voting and bears an 8% accretion rate. After a six-month lock-up period, conversion into common stock is limited to 10% of Series C shares per month. At the time of exchange, the holders will also receive common stock purchase warrants with an exercise price of $5.00; the number of which will equal 10% of the issue price of their Series C shares divided by $5.00. Up to 3.9% of the original Preferred Stock issuance may be converted during the first 90 day period and up to 3.9% during the next 90 day period at a conversion price of $3.32 per share.

     The Company may, prior to April 1, 1997, redeem up to 50% of the Series C shares for (i) cash equal to the value of the redeemed shares plus accretion, and (ii) the issuance of common stock purchase warrants with an exercise price of $7.00. The number of purchase warrants to be issued upon any such redemption will equal the issue price of the Series C that is being redeemed (plus accretion) divided by $5.00. From October 1, 1997 to January 31, 1998, the holders of the Series C shall be entitled to require the Company to redeem up to 25% of their remaining shares each month for cash or common stock at the Company's option.

     On May 24, 1996, the Company completed a private placement of a $2.5 million Convertible Note ("the Note") to a single accredited institutional investor, which funds were used primarily for product development. The investor was the same investor who invested $4.0 million of a private placement in February 1996 for approximately 225,000 shares of common stock and a $3.0 million Convertible Note. The $2.5 million Note accrued interest at a rate of 7% annually, payable quarterly in cash or the Company's Common Stock (at the Company's option) and had a term of two years. The principal amount of the Note, together with interest was convertible no later than 120 days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date. The Company had the right to convert all or part of the Note any time after 210 days from the closing date into the underlying stock.
     In addition, the Note was redeemable for cash in whole or in part anytime after 120 days from closing in an amount equal to 122% of the principal balance of the Note. In July 1996, the holder of the $3.0 million Convertible Debt converted approximately $1.2 million of the Note. The conversion resulted in the Company issuing to the holder 487,694 shares of the Company's Common Stock.

     In September 1996, the Company renegotiated certain of the terms of the convertible notes, eliminating the conversion feature of the original issuance, and converting the obligation into subordinate notes due in two years. Terms of the new agreement call for the total obligation of $5.225 million to be repaid by the immediate issuance of approximately 350,000 shares of the Company's Common Stock, with the remaining $4.285 million payable in cash in quarterly installments of $350,000 beginning December 31, 1996 with principal and interest amortized over 3 years at an interest rate of 8% per annum and a balloon payment due in 2 years. The 350,000 shares of Common Stock are locked-up and escrowed with 50,000 of the shares free trading after 45 days from the date of close and the balance of 300,000 shares free trading after 6 months at a rate of 50,000 shares per month. The Company may redeem at any time within 6 months the 300,000 escrowed shares at the value in which the shares were issued and any remaining note balance at face value.

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

     The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of $3,566,656 is included in Goodwill and is being amortized over 20 years.
     The results of operations of CCMS are included in the following unaudited pro forma results of operations.

     On May 24, 1996, the Company completed the acquisition of Enterprise, a private company incorporated in England and Wales for a purchase price equal to $27,379,210. The purchase price is equal to the U.S. dollar equivalent of eight times EBITDA (earnings before interest, taxes, depreciation and amortization) of Enterprise for the 12 months ended March 31, 1996. The purchase price was paid
     (i) at the closing by the Company paying $10,000,000 in cash and $5,000,000 in promissory notes ("the Enterprise Notes") and (ii) by the Company issuing 2,276,200 shares of Common
     Stock, valued at $5.44 per share.   The number of shares
     issued was based on the average closing price of the stock (as reported by The Nasdaq Stock Market) for a 60-day trading period consisting of a defined 30 trading days in February and March 1996 and 30 trading following the closing (the "Share Price"). For book purposes, the shares were valued at $3.81 per share, or 70% of $5.44. The Enterprise Notes earn interest at a rate of 8% per annum, mature May 31, 2000, with equal payments due quarterly commencing on November 30, 1996. Commencing November 24, 1996, the Enterprise Notes are convertible into the Company's common stock at the holders' option at a conversion price of 150% of the Share Price. The holders of the common stock issued in this transaction have certain demand and piggy-back registration rights. The cash portion of the purchase price was paid from proceeds of the Preferred Stock private placement discussed above. In connection with the acquisition of Enterprise, the Company elected two designees of the former Enterprise shareholders to the Company's Board of Directors.

     The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of $15,044,142 is included in Customer List and is being amortized over 15 years. The result of operations of Enterprise are included in the following unaudited pro forma results of operations. Included in Notes Payable is an Enterprise bank loan of approximately $1.3 million which is secured by a like amount included in Restricted Cash. Also included in Capitalized Software Costs is Enterprise capitalized software costs of approximately $12.0 million.

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

               The
               Company             Combined  Pro       Pro forma
               6 Mos.              6 Mos.    Forma     6 Mos.
               Ended     Acqui-    Ended     Adjust-   Ended
               9/30/96   sitions   9/30/96   ments     9/30/96

Revenue   $22,030,519 $2,682,447 $24,712,966 $ -     $24,712,966
Cost of
 Sales      8,584,255    217,269   8,801,524   -       8,801,524
Net Loss $(3,935,065)$(46,249) $(3,981,314)$(248,690)$(4,230,004)
Net Loss
 per share      (0.28)                                    (0.27)
Number of
 shares    15,044,036                                15,863,407




7. On September 17, 1996, the Company entered into a non-binding letter of intent for a proposed business combination with Petry Media Corporation ("PMC"). Under the preliminary terms of the transaction, the Company will issue shares of its Common Stock in exchange for 100% of the capital stock of PMC, such that the resulting ownership of the Company will be 59% to existing PMC shareholders and 41% to the Company's existing shareholders. The Common Shares issued to PMC shareholders will be subject to a lock-up provision to be mutually agreed upon. The closing of the transaction is contingent upon, among other things, applicable due diligence, execution of a definitive agreement, receipt of necessary regulatory approvals, the Company's shareholders' approval and approval by both companies' Board of Directors.



INDENET, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three and six-month periods ended September 30, 1995, the operations of the Company were conducted solely through its subsidiary Mediatech. The results of operations for the three and six-month periods ended September 30, 1996 include the operations of the Company's subsidiaries Mediatech, Channelmatic, Starcom, CCMS (since its acquisition which is accounted for commencing May 1, 1996) and Enterprise (since its acquisition which is accounted for commencing June 1, 1996).

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

Revenue

The increase in revenue in the current three and six-month periods over the prior periods was primarily a result of the consolidation of revenue from the four subsidiaries acquired subsequent to the comparative prior periods. Revenue for Mediatech in the current periods were consistent with revenues of the comparable prior periods. In addition, because Enterprise and CCMS were acquired during the current six-month period, only a portion of their six-month financial results are included herein. Accordingly, it is anticipated that revenue in future periods for the Company on a consolidated basis will increase in comparison to revenue in the current six-month period due to consolidation of revenue from the subsidiaries acquired during the current periods for a full reporting period.

Cost of Sales

The increase in cost of sales in the current three and six-month periods over the prior periods was primarily a result of the consolidation of the cost of sales of the four subsidiaries acquired subsequent to the comparative prior periods. Cost of sales as a percent of sales for Mediatech in the current periods were consistent with that of the comparable prior periods. In addition, because Enterprise and CCMS were acquired during the current six-month period, only a portion of their six-month financial results are included herein. Accordingly, it is anticipated that cost of sales in future periods for the Company on a consolidated basis will increase in comparison to cost of sales in the current six-month period due to consolidation of cost of sales from the subsidiaries acquired during the current periods for a full reporting period.

Selling, General and Administrative

The increase in selling, general and administrative expense from the prior period was primarily a result of the consolidation of the selling, general and administrative expense of the four subsidiaries acquired subsequent to the comparative prior
periods.   Selling, general and administrative expense for
Mediatech is $155,010 or 7% greater for the three-months ended September 30, 1996 and $380,368 or 9% greater for the six-months ended September 30, 1996 than the comparable prior periods due primarily to additional personnel costs incurred from an additional office opened in Louisville, Kentucky. It is anticipated that selling, general and administrative expense in future periods for the Company on a consolidated basis will increase in comparison to selling, general and administrative expense in the current six-month period due to consolidation of the subsidiaries acquired during the current periods for a full reporting period.

Depreciation and Amortization

The increase in depreciation and amortization from the prior periods was primarily a result of the consolidation of the depreciation and amortization of the subsidiaries acquired subsequent to the comparable prior periods. Prior periods' depreciation and amortization consisted of depreciation and amortization of Mediatech and IndeNet. Depreciation and amortization for Mediatech remained consistent with prior periods; however depreciation and amortization for the corporate division increased by $630,653 and $1,265,748 for the three and six-months ended September 30, 1996 as compared to the prior periods due to depreciation and amortization of goodwill and purchase price allocation of equipment and customer list of the subsidiaries acquired subsequent to the comparable prior periods. It is anticipated that depreciation and amortization in future periods will increase in comparison to depreciation and amortization in the current six-month period due to (i) the consolidation of the subsidiaries acquired during the current periods for a full reporting period and (ii) a full period of amortization of excess purchase price for those acquisitions.

Research and Development

Research and development expense for the three and six-months ended September 30, 1996 represent expenses primarily related to the research and development of Channelmatic products. There was no material research and development expense in the comparative prior periods. It is anticipated that research and development will increase in future periods related to continued research and development incurred by Channelmatic and potential research and development expense to be incurred by CCMS and Enterprise.

Corporate

Corporate overhead represents general and administrative expenses related to the administration of IndeNet, Inc., exclusive of expenses of the subsidiaries. These expenses for three and six-months ended September 30, 1996 increased by $503,187 and $874,100 compared to the comparative prior period. The increase is due to (i) additional personnel needed at the corporate level in overseeing the subsidiaries, continued corporate financings and evaluation and execution of mergers and acquisitions, (ii) Company advertising and promotion, and (iii) additional legal and other professional costs. It is anticipated that corporate expenses will increase in the future due to additional administrative costs and professional fees that may be incurred in any future mergers and acquisitions.

Interest Income

Interest income increased $14,787 and $102,457 for the three and six-months ended September 30, 1996 compared to the comparable prior periods due primarily to the change in the average cash balance during the period. It is expected that interest income will decrease as a result of a lower cash balance through use of cash in funding of the Company's digital delivery system and capitalized software costs.

Interest Expense

Interest expense increased $378,283 and $492,028 for the three and six-months ended September 30, 1996 compared to the prior periods due to (i) also the inclusion of interest expense of the subsidiaries acquired subsequent to the comparable prior periods,
(ii) interest expense incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of each of those subsidiaries and (iii) interest expense on the convertible note financing obtained by the Company since the end of the comparable 1995 periods. Interest expense is expected to increase in future periods due to the interest expense for a full reporting period incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of Enterprise.

Income Tax Expense

At September 30, 1996, the Company (excluding Channelmatic) has a net operating loss carryforward of approximately $9.5 million for federal income tax purposes of which $3.4 million is subject to a separate return limitation. The carryforward expires in varying amounts and years through 2011. This loss carryforward also gives rise to a deferred tax asset of approximately $3.8 million. This tax asset has a 100% valuation allowance as the Company cannot determine if it more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the three and six-months ended September 30, 1996 represents U.K. and U.S. tax on Enterprise income and minimum state taxes paid for the various states in which the Company does business.

Minority Interest

The allocation of net loss to minority interest for the periods presented represents the 33.33% minority interest in Channelmatic. The amount allocated to minority interest is expected to decrease in future periods based on improved operations of Channelmatic through cost reduction and sales contracts awarded subsequent to September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had approximately $2.4 million in cash and cash equivalents and a working capital deficit of approximately $5.0 million. During the six-months ended September 30, 1996, cash and cash equivalents decreased $1.4 million, and the Company used approximately $2.2 million in operations, primarily due to the operating loss of the Company and decrease in working capital. The Company used approximately $13.4 million in investing activities, primarily for the purchases of CCMS and Enterprise, ongoing capital expenditures for the digital delivery system, capitalized software costs, and deferred financing costs. Investing activities also include the non-recurring activities of (i) proceeds from the sale of an office building and (ii) cash from acquired companies CCMS and Enterprise. The Company generated approximately $14.2 million in financing activities, primarily from net proceeds of two private placements totaling approximately $14.0 million, offset by repayment of a $750,000 mortgage note from the sale of the underling collateral and payments on related party notes payable.

The Company anticipates funding its working capital needs for the next twelve months through (i) cash generated from operations,
(ii) realization of cost savings through headcount reduction,
(iii) extending payments due on acquisition indebtedness owed by the Company to certain of its stockholders, (iv) increasing borrowings under existing Enterprise bank line-of-credit, (v) obtaining a bank line of credit for Channelmatic, and (vi) realization of a high gross profit on deferred income. Such projections are based on financial information that the Company has obtained from its acquired subsidiaries and is based on projected benefits to be derived from the on-going integration of the operations of the subsidiaries. No assurance can be given that the projected operations or projected integration benefits will be realized.

In the next twelve months, the Company estimates that it will have to spend approximately an additional $3.5 million to complete and deliver its digital delivery system. In addition, it estimates that it will need approximately $755,000 for research and development on certain of Channelmatic's products and approximately $2.0 million in development of Enterprise's products. Channelmatic does not currently have the financial ability to fund such research and development expenses. Accordingly, in order to complete its proposed business plan, the Company will need to raise debt or equity capital to fund its capital expenses. In order to fund Channelmatic's anticipated research and development and other working capital needs, the Company is also attempting to obtain a line-of-credit facility from institutional lenders. To date, the Company has not entered into any agreements to obtain any of the foregoing financing, and no assurance can be given that the Company will be able to raise the required amount of additional capital or that it will be able to obtain a credit facility for Channelmatic. The Company anticipates funding development of the Enterprise products through Enterprise's cash flow and borrowings under its existing line of credit. If the Company is unable to obtain the required additional capital, the Company will need to further restructure or consolidate its operations, reduce its projected research and development expenses, or otherwise revise its proposed business plan. Any such restructuring or reduction may detrimentally affect the future growth and operations of the Company.

As part of its business plan, the Company may also attempt to acquire other companies or businesses. Any such future acquisitions requiring cash will be funded from equity and/or debt financing. In addition, payments on promissory notes and notes payable as a result of the private placements of convertible notes that were completed earlier in 1996 are expected to be paid from either (i) future fund raising or (ii) funds from IndeNet's subsidiaries. The ability of the Company to obtain future debt financing will be dependent upon, among other factors, the Company's financial statements, its projected future operations and its ability to generate sufficient cash from its operations to fund the debt service obligations of such debt.
Due to the cost of the rollout of its digital delivery system, the operating losses and expenses expected to be borne during the period in which the industry adopts the new system, and the significant annual amortization resulting from the acquisitions of its various subsidiaries, the Company does not expect to generate profits in the near future. As a result, the Company's ability to obtain debt financing may be limited. The Company's ability to obtain equity funding will be dependent on various factors, including the market conditions for equity financing and the industry's perception of the Company's business and prospects. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet's subsidiaries to meet capital requirements.

INDENET, INC.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a). 27.   Financial Data Schedule
     (b). No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                             INDENET, INC.


Date:  November 14, 1996     By: /s/ Richard J. Parent
                             Richard J. Parent,
                             Chief Financial Officer and
                             Corporate Secretary
                             (Principal Financial and
                             Chief Accounting Officer)