Form 10KSB/A
period 1996-03-31
INDENET INC
filed 1997-01-17
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from _______ to ________.

Commission File No.:  0-18034

                                  INDENET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                           68-0158367
--------------------------------------------------------------------------------
                (State or other                       (IRS Employer
                 jurisdiction of                     Identification No.)
                 incorporation)

                   1640 N. Gower Street, Los Angeles, CA 90028
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (213) 466-6388

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                          ----------------------------
                                 Title of Class

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

                                     PART I

ITEM 1.  BUSINESS

         INTRODUCTION


         Since commencing its current business in February 1995, IndeNet, Inc., through its consolidated subsidiaries, has emerged as a provider of:


         - television advertisement spot delivery services for national advertisers and television programmers, and

         - computer systems and equipment for the management of advertisement spots and the insertion of ad spots into television programs.


         The Company is also currently deploying The IndeNet Digital Broadcast NetworkTM ("The IndeNet"), a computer-based, MPEG 2 standard, digital satellite network. Substantially all spot ads in the television support industry are currently delivered in analog format, mostly on video tape by overnight mail. Once the Company's network is fully deployed, The IndeNet will be able to deliver spot ads instantaneously and simultaneously to hundreds of stations in a digital format. Because of the distribution benefits of digital transmissions, the superior quality of digital video and audio, and because of the computer editing capabilities of digital deliveries, the Company believes that The IndeNet has the potential to materially change and improve the manner in which most television spot ads are distributed in the television industry.

         The Company's goal is to offer the television industry a complete, integrated range of support services, including those related to the sale and purchase of spot advertising time, the delivery of the ads, the scheduling of air time, the insertion of the ads into the television programming, the verification of the airing, and the billing for the airing. In pursuit of this goal, the Company has targeted acquisition candidates with a history of operations, an established customer base, strong market share, and a stable source of revenues. The Company believes that the successful implementation of its goals will benefit the television industry by reducing the cost and time required to transact the everyday business between the key parties. This has the effect of empowering advertisers with a system for immediate competitive response, topical and targeted advertising.


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


         The Company currently distributes national spot broadcast advertising to virtually all of the top United States television stations and cable systems. In addition, the Company's television broadcast traffic, billing and management software is installed in over 140 U.S. television stations (which serve an estimated 50% of the total U.S. television advertising market) and 70 television stations located in the United Kingdom, Western Europe, New Zealand, Australia, Southeast Asia and South Africa. Additionally, the Company's cable industry traffic and billing software is installed in approximately 240 cable systems, primarily in the U.S. The Company's advertising insertion hardware is used by approximately 1,200 cable suppliers in the United States. The Company's clients include such accounts as McDonald's Corporation (4.9%), Coca Cola (3.8%), King World Syndicated Programming (4.4%), Questar Home Video (0.5%), TCI (2.8%), Time Warner (0.8%), NBC Television Stations (1.4%) and Fox Television Stations (0.6%). The percentages in parentheses represent the approximate percentile contribution by each of the foregoing clients to the Company's revenues for the fiscal year ended March 31, 1996.

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


         IndeNet was originally founded as a Colorado corporation on April 4, 1988 and was re-organized under the laws of the State of Delaware on July 17, 1995. Prior to October 31, 1993, IndeNet provided the media communications with various support services, including audiotext and conferencing applications and bank card settlement and clearing services. Effective October 31, 1993, IndeNet sold all of its operating assets with the intent to transition into a new line of business utilizing the proceeds from the sale. At December 31, 1994, IndeNet's assets consisted primarily of the cash and promissory notes IndeNet had received from the 1993 sale of its operating assets. Effective February 3, 1995, IndeNet acquired Mediatech, Inc. ("Mediatech"), which became the first operating subsidiary of IndeNet. On November 27, 1995, IndeNet acquired a 66.67% interest in Channelmatic, Inc. ("Channelmatic") and on February 7, 1996 it completed the acquisition of Starcom Television Services, Inc. ("Starcom"). On May 16, 1996, IndeNet acquired Cable Computerized Systems Management, Inc. ("CCMS") and on May 24, 1996, IndeNet acquired Enterprise Systems Group Limited and its subsidiaries ("Enterprise"). All references herein to the "Company" include IndeNet, Inc. and its consolidated subsidiaries, Mediatech, Channelmatic, Enterprise, CCMS, and Starcom, and all references to "IndeNet" refer only to IndeNet, Inc.


INDUSTRY BACKGROUND


         According to the Television Bureau of Advertising, approximately $34 billion was spent in the United States in 1994 on television advertising. This amount includes the production of commercials and purchase of air time for (i) advertisements to air on national broadcast and cable networks and syndicated programming, where commercials are distributed in conjunction with the origination of the programming, (ii) local broadcast and cable television advertising, consisting of locally produced and aired commercials, and (iii) national spot advertising, which is produced and distributed nationally to air during commercial time slots controlled by individual television stations and cable systems.


         The market for television advertising has experienced significant expansion in all segments. The following table shows the expenditures in the television advertising market by segment for the years from 1990 to 1994.


                        TELEVISION ADVERTISING BY SEGMENT
                                  (in millions)

                       Total TV        National       National        Local         National         Cable
     Year             Advertising      Network          Spot          Market       Syndication    Advertising
     ----             -----------      -------        --------        ------       -----------    -----------
1990.........           $28,405         $9,863         $7,788         $7,856         $1,109         $1,789

1991.........            27,402          9,533          7,110          7,565          1,253          1,941

1992.........            29,409         10,249          7,551          8,079          1,370          2,160

1993.........            30,584         10,209          7,800          8,435          1,576          2,564

1994.........            34,167         10,942          8,993          9,464          1,734          3,034


-------------------

Source:  Television Bureau of Advertising



         According to Veronis Suhler & Associates Communications Industry Forecast/Television Broadcasting, the United States had approximately 1,500 licensed television stations in

1995. The processes used to create and deliver television advertising have evolved in conjunction with technological developments in the television and air courier industries. Most television advertising spots are currently delivered to television stations and cable systems in the United States on video tape via air or ground courier, using the same services as provided by the Company. See "Item
1. Business -- Advertising and Programming Services."

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


         Advertisers and their agencies have been attempting to target ever smaller, more specific demographic groups for their ads. As a result, television and cable companies have needed to develop systems to distribute and manage targeted broadcasts. In 1995, there were an estimated 1,500 licensed television stations, 9,500 cable headends (a cable television's delivery point from which the cable operator delivers 32 channels of programming), 73 wireless cable operators, and three direct broadcast providers.


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

BUSINESS STRATEGY

         The Company's strategy is as follows:

         - Selectively acquire established business that provide television support services to the broadcast industry;

         - Integrate the various television support services provided by the Company, and make the Company a single vendor for all such services;

         - Link the various television services electronically through a digital network.

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

         The principal businesses acquired over the past 16 months are:

                                     Name and                          Principal Business Activity
 Acquisition Date              Principal Location                         at Time of Acquisition
 ----------------              ------------------                      ---------------------------
February 3, 1995          Mediatech                         Distribution and delivery of national spot ads for
                          Chicago, Illinois                 television stations.

November 27, 1995         Channelmatic                      Advertising insertion equipment and software.

                          Alpine, California

February 7, 1996          Starcom                           Distribution of syndicated programming.
                          North Hollywood, California

May 16, 1996              CCMS                              Traffic and billing software for the cable industry.
                          Wyoming, Michigan

May 24, 1996              Enterprise                        Traffic, billing and revenue management software for
                          Thames Ditton, England            the television broadcasting industry.


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

         Most of the Company's services to the broadcast advertising market are provided on a next-day turnaround basis as advertisers may acquire air time on a single station or group of stations in a last-minute media buy or the advertiser may be editing a newly produced spot until shortly before its intended air date. Advertisers and their agencies have come to rely on the Company's ability to produce large quantities of duplicates at the last minute and get them delivered to the proper station on a timely basis. This ability is key to the Company's success in this aspect of its business.

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

         - Transmission will be digital, with all the benefits described above.

         - Satellite delivery is almost instantaneous, thereby providing the advertiser with faster service.

         - Satellite transmissions can be directed simultaneously to multiple sites.

         -        Satellite transmission can occur 24 hours a day.

         - For most delivery purposes, satellite delivery is more cost effective.

         - Satellite delivery eliminates the cost of video tape and courier delivery costs.

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

         Traffic and Billing

         The Company, through its recently acquired subsidiaries, Enterprise and CCMS, designs, develops and integrates traffic and billing, revenue management, and program management software products for use by broadcast television and radio stations, as well as the cable industry, in the management of advertising time and programming. The Company currently provides its software products to over 140 domestic broadcast television and radio stations, and to a total of over 70 broadcast television stations located in the United Kingdom, Western Europe, New Zealand, Australia, Southeast Asia and South Africa. The Company has also installed approximately 240 traffic and billing software systems for cable advertisers, primarily in the U.S. The Company's broadcast television and radio station's customers, which typically enter into five year contracts licensing the Company's products, include such major television networks as NBC Television Stations and Fox Television Stations in the United States, Laser Sales and VTM in Europe, Network 10 in Australia and TVNZ in New Zealand. The Company's cable advertising industry clients, which typically enter into perpetual software license agreements for a one-time up-front fee, and annual support agreements, include major multi-system cable operators such as Time-Warner Cable, TCI Cable and Pacific Telesys. The Company also provides a range of related services to its customers including hardware installation, customer support, ongoing training, and custom development of software programs.

         The Company believes that, based on the concentration of its customer base in the top television markets in the United States and other parts of the world, and the nature and extent of its contractual relationships with its customers, it is one of the leading providers of advertising time and programming management software products to broadcast television stations.


         The Traffic and Billing Industry. Over the past several years, the broadcast and cable industries have undergone significant changes primarily as a result of new technologies, an increase in the number of television channels and changes in industry regulation, both in the United States and abroad. These changes have led to a dramatic increase in the number of television and radio stations, and a corresponding increase in the amount of available advertising time. Television and radio stations derive revenue primarily from the sale of advertising time, the level of which is directly dependant upon the amount of available time that is sold and the price at which such time is sold. Television and radio stations are finding it increasingly difficult to sell advertising time at the price levels that they had been sold for in the past, as a result of the increase in competition for the sale of advertising time. This increased supply of advertising time, together with an increased ability of advertisers to identify their target audiences, has also led to advertisers and agencies demanding a higher quality of service, with improved targeting of advertisements. As a result, television and radio stations require more sophisticated methods of determining how to price, package and deliver their inventory of advertising time. The Company believes that the products and services it has developed address the changing informational requirements of the broadcast and cable industries.

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

         Sony and Channelmatic have created the MVP/VideoStore(TM) solution specifically for large multiple channel and zone systems. The Chicago Interconnect system will have: a capacity of 2,500 thirty second spots; dynamic real time traffic interface; and regional and local zoning. The system will serve 49 individual headends of which 25 have Channelmatic's remote control switches. The NCC Agreement represents the first major sale of the MVP/VideoServicer(TM) cooperative product. Channelmatic's signal switching hardware and software coupled with Sony's high resolution MPEG 2 video output at 10 megabits per second, the highest quality available today, offer advertisers superior picture and sound, real time traffic interface, and advanced spot management capabilities previously unavailable to advertisers. Both of Channelmatic's and Sony's domestic sales forces are marketing the MVP/VideoStore(TM) product.

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

         In December 1995, Channelmatic introduced MVP, a comprehensive content and network management system for media distribution, playback and insertion. The MVP consists of digital ad insertion hardware and software developed and manufactured by Channelmatic. Developed for cable and broadcast television applications, MVP integrates the latest video file server technology from SONY(R) Electronics, Inc. ("Sony"), the VideoStore(TM), with that of the traffic and billing function and network management.

         The VideoStore(TM) works in tandem with Channelmatic's MVP ad insertion equipment, creating a MPEG 2 digital video server capable of storing and replaying as many as 7,600 television commercials, or 60 hours of on-line storage. Expansion is possible from one television channel to several hundred and the VideoStore(TM) is engineered with swappable disk drives, circuitry, and power supplies. In addition to the VideoStore's(TM) large digital storage capabilities, the RAID (Redundant Array of Independent Drives) architecture provides high fault tolerance, unlike other LAN and WAN intensive competitive designs. The MVP/VideoStore(TM) product has full traffic and billing interface as well as simultaneous outputs to all channels, and is intended to replace existing tape based systems.

         The MVP, combined with the Sony VideoStore(TM) provides playback control and management of ad insertion and playback operations, which allows for flexibility. Some of the benefits to the combination of the Sony VideoStore and the Channelmatic MVP are as follows: (i) MVP/VideoStore(TM) has the ability to handle multiple zones of insertion and share commercial inventory across these multiple zones in a wide area network implementation, which allows customers to select the wide area network model which is most cost effective; (ii) by providing a dynamic real-time interface to the traffic and billing system, MVP can respond quickly to late arriving commercials, last minute changes in schedule and a global commercial delete and replace; (iii) MVP provides real-time network status and control; (iv) MVP/VideoStore(TM) allows users to make last second changes to the playlist, so that users can continue to sell spots until the time that the spots need to be inserted; (v) a Sony predictive maintenance system provides the ability to alert a user of potential component failures prior to the failure actually occurring, which allows the user to take action and replace the component before failure; (vi) an embedded clip ID allows verification that the clip actually played back and that it was the correct clip; and (vii) spots can be played in any order, on any channel, and even simultaneously.

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

         License Agreements. Channelmatic recently entered into an agreement with SONY(R) Electronics, Inc. (the "Sony License Agreement") wherein Channelmatic is granting license to Sony to sublicense, and a right to resell in the U.S., the MVP manufactured by Channelmatic. The Sony License Agreement authorizes Sony(R)'s VideoStore(TM) salespeople to sublicense Channelmatic's MVP products and support services. Channelmatic may also directly sell or license the hardware and software. The Sony License Agreement will expire in April 1997 and may be renewed at Sony's option.

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

EMPLOYEES

         As of June 1, 1996, the Company had approximately 500 employees. Other than at the subsidiary levels, the Company had 12 employees as of June 1, 1996, five of whom perform management and administrative functions and seven of whom are engaged in deploying and operating The IndeNet. The Company's employees are not represented by any collective bargaining organization.

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

                                     PART II



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a leading provider of television advertisement delivery services for national advertisers and programmers. It also develops, assembles, and distributes software and hardware for advertising insertion into television programming and through its two acquisitions subsequent to March 31, 1996 designs and develops traffic billing, revenue and program management software products for the management of advertising time and programming. The Company operates in one business segment. In 1995, the Company changed its fiscal year-end from December 31 to March 31. As a result of this change, comparisons are for fiscal 1996 and 1994. For information regarding results of the three months ended March 31, 1995 see Notes to Consolidated Financial Statements. References to "fiscal 1996" represent the year ended March 31, 1996 and references to "fiscal 1994" represent the fiscal year ended December 31, 1994.

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


ACTUAL RESULTS FOR FISCAL 1996 COMPARED TO FISCAL 1994

                                                     Fiscal 1996       Fiscal 1994
                                                ------------------------------------
            Revenue                                  $20,868,899           $      -
            Cost of sales                              9,791,964                  -
            Selling, general and administrative       10,166,713                  -
            Depreciation and amortization              2,076,590             25,000
            Research and development                     446,525                  -
            Corporate                                  1,023,659          1,221,082
            Other income (expense), net                (459,641)            496,299
            Income tax expense                            17,255                  -
            Allocation to minority interest            (156,416)                  -

            Net loss                                $(2,957,032)         $(749,783)

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

PRO FORMA FOR FISCAL 1996 COMPARED TO PRO FORMA FISCAL 1994

                                                    Pro forma          Pro forma
                                                   Fiscal 1996        Fiscal 1994
                                                   -------------------------------
            Revenue                                  $28,503,409       $31,448,205
            Cost of sales                             13,878,456        14,965,315
            Selling, general and administrative       12,466,771        12,651,550
            Depreciation and amortization.             3,446,777         3,704,512
            Research and development                     536,727           669,672
            Corporate                                  1,023,659         1,221,082
            Other income (expense), net                 (802,869)         (249,536)

            Income tax expense                             5,902            31,532
            Allocation to minority interest.            (162,641)          294,993
            Net loss                                $(3,495,111)      $(2,339,987)

         The following discusses the results of operations for the Company, Mediatech, Channelmatic and Starcom as if the three subsidiaries had been acquired at the beginning of each of the fiscal years. See the Unaudited Pro Forma Results of Operations and the Consolidated Financial Statements included elsewhere herein.


         Revenue decreased by $2,944,796 or 9% from $31,448,205 to $28,503,409 due primarily to a decrease in the revenue of Channelmatic. Channelmatic's decrease in revenue is due to Channelmatic migrating from analog to digital product lines. During fiscal 1994, Channelmatic's primary business was in the development, assembly and sale of analog advertisement insertion equipment; in fiscal 1996, the Company developed, assembled and sold the current line of digital advertisement insertion equipment. Because of the industry's change from the traditional analog systems to the new digital format in fiscal 1996, Channelmatic's sales of its analog product line decreased dramatically in fiscal 1996. The lost analog sales were not replaced by sales of digital products because Channelmatic's digital products were not yet fully developed and available to the company's clients. The Company believes that, because of the various benefits digital ad insertion equipment appears to have over existing analog systems, the cable industry will convert existing systems to the digital format. Because Channelmatic now also offers digital ad insertion equipment, the Company expects revenue to increase in future periods as existing analog systems are replaced by Channelmatic's new digital advertisement insertion equipment.


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


         Since the end of fiscal 1996, the Company has been named as a defendant in two lawsuits. In the first lawsuit, the plaintiff is seeking $2,000,000 in damages for the Company's alleged breach of contract. See "Item 3. Legal Proceedings." The Company does not believe that it breached the contract and is vigorously defending the lawsuit. Should the Company, however, be found to have breached its agreement with the plaintiff in that matter, the Company could be required to pay an amount of damages that could materially impact the Company's liquidity. In any event, because the Company is actively defending the lawsuit and because the Company has also filed a cross-complaint against the plaintiff, the Company expects that the lawsuit will be a protracted proceeding and, as a result, that the Company will be required to expend a significant amount of fees on the defense/prosecution of the case.

         The second lawsuit filed against the Company seeks to force the Company to convert certain outstanding shares of the Company's preferred stock into shares of the Company's common stock. The complaint in the second lawsuit does not seek damages. Accordingly, the outcome of that lawsuit is not expected to affect the Company's liquidity. However, because the Company is also actively defending the second lawsuit, the Company does expect that it will incur legal and other fees in connection with the lawsuit, which fees could be substantial and could affect the Company's financial condition.

         The Company's debt obligations consist of debt owed by IndeNet, Inc. and by certain of its subsidiaries. Most of the debt obligations of IndeNet consist of indebtedness owed to affiliates of the Company, whereas the debt obligations of the subsidiaries are loans owed to third party institutional lenders. See "Item 12. Certain Relationships and Related Transactions." Because of the Company's current liquidity position, the Company and its affiliates have agreed that certain of the payments due to affiliates during the fiscal year ended March 31, 1997 will be deferred. The Company currently believes that cash generated by the subsidiaries from operations is sufficient to repay the debt obligations of its subsidiaries as such obligations become due. Nevertheless, the Company is currently considering certain proposals to refinance the third party indebtedness of one or more of its subsidiaries. The Company believes that any such refinancing will extend the due dates of the indebtedness. However, no assurance can be given that the Company will, in fact, be able to refinance the subsidiaries' debts and if it does not do so, that it will be able to continue to repay the debts as they become due. Since the obligations of IndeNet to certain of its affiliates under its existing debt is secured by a lien on some of the stock of its subsidiaries, failure to repay such indebtedness could result in the loss of a portion of IndeNet's interest in such subsidiaries. Any foreclosure by the institutional lenders that have extended credit to the subsidiaries could result in the foreclosure of all of the assets of the subsidiaries.

         The Company purchased Starcom in February 1996 in a stock-for-stock exchange pursuant to which the number of shares that the Company had to pay the former stockholders of Starcom was based on a formula and was to be paid after the close of fiscal 1996. A disagreement arose between the Company and the former stockholders regarding the application of the formula. However, the Company and the stockholders have since the end of the 1996 fiscal year resolved their differences, and the Company has issued to the stockholders all of the shares of the Company's common stock that was due under the purchase price. The number of shares issued to the stockholders of Starcom was 637,500, or 362,500 shares less than the number of shares reserved in the March, 31 1996 audited financial statements included in this annual report. Since no cash was paid or payable in connection with the purchase of Starcom, the acquisition and the subsequent resolution of the purchase price dispute had no effect on the Company's liquidity.


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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

MANAGEMENT OF THE COMPANY


         Set forth below is certain information with respect to the directors and executive officers of the Company during the Company's last fiscal year and with respect to the director nominees:


    Name                                    Age          Position with the Company
    ----                                    ---          -------------------------

    Robert W. Lautz, Jr.                    48           Chairman, Chief Executive
                                                         Officer and Director

    Thomas H. Baur                          50           Chief Executive Officer and Chairman of
                                                         Mediatech, and Director

    Robert E. Derham                        51           Executive Vice President of Mediatech

    William A. Kunkel                       43           Director and Member of the
                                                         Compensation and Audit Committees

    Cary S. Fitchey                         43           Director and Member of Compensation
                                                         and Audit Committees

    Andre A. Blay                           58           Director

    William D. Killion                      64           Director

    Graeme R. Jenner                        44           Chief Operating Officer and Director

    Richard L. Schleufer                    43           Director

    Richard J. Parent                       37           Chief Financial Officer and Secretary


    All Directors hold office until after the next annual meeting of the Company's stockholders when their successors are elected and qualified. The officers are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders and hold office until their successors are duly elected and qualified in accordance with the By-laws of the Company.

    No Director or executive officer is related to any other Director or executive officer. None of the Company's officers, Directors or nominees hold any directorships in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of
Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended. The Company has no standing nominating committees of the Board of Directors, or committees performing similar functions; however, effective December 14, 1992 and June 17, 1993 respectively, the Company empaneled compensation and audit committees. The audit committee is currently made up of Robert W. Lautz, Jr., Cary S. Fitchey, and William A. Kunkel. For the purposes of the Company's 1992 Stock Option Plan, as amended (the "Plan"), Cary S. Fitchey and William A. Kunkel are the "Disinterested Persons" who administer the Plan. The function of the compensation committee is to report to the Board of Directors relative to executive compensation issues when such issues arise. The function of the

Disinterested Persons under the Plan is to award options in their discretion pursuant to the Plan. The compensation committee has met two times during the last fiscal year.

    Robert W. Lautz, Jr. has been President since May 11, 1993 and Chief Executive Officer and a member of the Board of Directors of the Company since May 9, 1991 and has served as a Chief Executive Officer and was a member of the Board of Directors of Coral, Inc. from July of 1990 until it was acquired by the Company in May 1991. Mr. Lautz spent seven years with Citibank N.A. in New York holding various senior management positions within the Operations Group including Senior Financial Officer, head of Strategic Planning and head of Acquisitions and Venture Capital. He subsequently purchased various other computer service, database and manufacturing concerns that required financial and managerial assistance and resold the businesses to multinational corporations and investment banking concerns. Immediately prior to joining the Company, Mr. Lautz operated his own Small Business Investment Company (SBIC licensed by the SBA) specializing in venture investments. Mr. Lautz was awarded the degree Bachelor of Science in business in 1970 from the Miami University of Ohio, and was also awarded the degree of Masters in International Management from the American Graduate School of International Management.

    Thomas H. Baur has been a Director of the Company since March 17, 1995, and the Chairman and Chief Executive Officer of Mediatech, Inc., now a subsidiary of the Company ("Mediatech") since 1975. Mr. Baur began his media career on the sales force of Channel 44, a Chicago television station. He was the Sales Manager for Cinema Processors, a Chicago post-production Company, from 1972 to 1973, and from 1973 to 1975 formed and owned Tanski & Baur wherein he represented nine production and post-production companies. Mr. Baur founded Mediatech in 1975. Mr. Baur is also the Chairman and largest stockholder of Travel Technology Group, a private corporate travel management Company. Mr. Baur is a member of the Board of Directors of the Chicago Museum of Broadcast Communication, was a founder of the International Television Association, the Chicago Coalition, and received the Arthur Andersen & Co. small business award for excellence in 1989. Mr. Baur also received the Alumnus of the Year Award from Southern Illinois University in 1990. Mr. Baur received a Bachelors Degree in Business and Mass Communications from Southern Illinois University in 1970.

    Robert E. Derham has been the Executive Vice President and Managing Director of Mediatech since 1983. Mr. Derham was certified as a Certified Public Accountant in 1975, while employed by Arthur Young & Co. In 1975, Mr. Derham joined the McDonalds Corporation as the Regional Controller where he remained for seven years in increasingly responsible capacities in Boston, Sidney Australia, Atlanta, Los Angeles, and at the world headquarters in Oakbrook, Illinois. In 1978, Mr. Derham was chosen as one of 25 Company wide employees to be awarded the President's Award for outstanding contributions to McDonalds Corporation. Mr. Derham joined Mediatech after leaving McDonalds Corporation in 1981. Mr. Derham also holds the position of Managing Director of Travel Technology Group. Mr. Derham graduated from Loyola University in Chicago, Illinois in 1971 with a B.S. degree in Accounting after serving four years in the United States Marine Corps.

    Andre A. Blay has been a member of the Board of Directors of the Company since February 1996, as a result of the acquisition of Starcom Television Services, Inc. ("Starcom"). Mr. Blay is also currently a major investor and Director of Media Station, a multimedia Company based in Ann Arbor, Michigan, serves on the board of Directors of Geppetos Workshop, a privately-held software Company and is an advisor to the Enterprise Development Fund and Michigan State University Foundation. Mr. Blay founded Magnetic Video Corp., the world's first pre-recorded video cassette Company in 1969, which was acquired by Twentieth Century Fox in 1979. He also founded the Blay Corp. in 1981 with offices in Detroit and London. The Blay Corp. was subsequently acquired by Coca-Cola. Mr. Blay has also produced motion pictures for Universal, Columbia and Paramount. In 1990, Mr. Blay acquired a major interest in Avalon Communications, a cable programming Company which was subsequently sold to BET Holdings, a New York Stock Exchange cable Company. Mr. Blay attended Michigan State University from which he received a B.A. in 1959 and an M.B.A. in 1970.

    William D. Killion has been a Director of the Company since November 1995 as a result of the acquisition by the Company of a majority interest in Channelmatic, Inc. ("Channelmatic"), which was founded by Mr. Killion in 1976 from which time Mr. Killion was sole stockholder and chief executive officer. Mr. Killion also serves as chairman of the board of the Channelmatic subsidiary from his offices in Alpine, California.

    Cary S. Fitchey has been a member of the Board of Directors of the Company since December 1991. Mr. Fitchey was the Chief Executive Officer of Coral, Inc., the predecessor to the Company, from January 1990 until July 1990. Mr. Fitchey serves on the Compensation and Audit Committees of the Board. Mr. Fitchey is currently a Partner of Dartford Partners, a private investment partnership. Mr. Fitchey was previously Managing Director of Triad Partners, Ltd., a consulting and investment Company he founded in 1985 to provide services to clients in the areas of strategic management, acquisitions, divestitures and restructurings. From 1983 to 1985 Mr. Fitchey was the Vice President of Business Planning for PepsiCo, Inc. In addition to these activities, Mr. Fitchey was a partner with the international management consulting firms of Strategic Planning Associates and A.T. Kearney. Mr. Fitchey received his B.S. degree from Purdue University in 1974, and a MBA with honors from The University of Michigan in 1976.

    William A. Kunkel has been a Director of INDE since April 1995. Mr. Kunkel is the Executive Vice President and a Partner of Maxam Entertainment, a New York City syndicator of television and other broadcast media. From 1990 to 1994, Mr. Kunkel was Senior Vice President and General Manager of Hearst Entertainment Distribution, also engaged in the worldwide sales of syndicated television properties where Mr. Kunkel managed all facets of the business including all sales and marketing activities, advertising and finance. From 1986 to 1990, Mr. Kunkel was President of domestic distribution for Tri-Star Pictures, Inc. for whom his duties included the development and management of the television distribution division for Tri-Star Pictures. Mr. Kunkel held a variety of positions in the television syndication and distribution industry commencing in 1978. During this period of time, he was General Sales Manager for Metro-Goldwyn Mayer, United Artists Entertainment and President of Marketing and Sales for Tribune Entertainment/Tribune Company. Mr. Kunkel received his Bachelors Degree in 1974 from Indiana University.

    Graeme R. Jenner was the Chief Executive Officer of Enterprise from 1987 until September 1996, at which time he was appointed as the Chief Operating Officer of the Company. From 1978 until his appointment as the Chief Executive Officer of Enterprise, Mr. Jenner was employed by Enterprise in various capacities, including General Manager and the managing Director of Enterprise's UK-based software companies.

    Richard L. Schleufer was the President and Chief Executive Officer of Enterprise Systems Group, Inc., the North American subsidiary of Enterprise, from 1987 until September 1996, at which time he was appointed as the Chief Executive Officer of Enterprise. Mr. Schleufer joined Enterprise Systems Group, Inc. in 1986 as its Vice President of Finance and Administration. Mr. Schleufer received his bachelor's degree in Business Management and Accounting from the University of Colorado in 1975, and has been a certified public accountant in Colorado since 1976.

    Richard J. Parent has been an employee of the Company since 1993 and the Secretary and Chief Financial Officer of the Company since May 1996. Prior to joining the Company, Mr. Parent was an audit manager at BDO Seidman in Los Angeles, California from 1990 to 1993. Mr. Parent received his bachelor's degree from the University of Southern California in 1982 and was certified as a public accountant in California in 1988.



Compliance with Section 16(a) of the Exchange Act


    Based on review of Forms 3, 4 and 5, and amendments thereto, the Company is not aware of any person who, was an officer, Director or 10% or greater holder (or any other person subject to Section 16) and failed to file on a timely basis the reports required by Section 16(a) during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION

                                        Summary Compensation Table

                                                                   Long Term
                              Annual Compensation                Compensation
(a)                (b)             (c)             (d)              (f)             (g)             (i)
Name and                                                            Restricted                      All Other
Principal                                                           Stock                           Compensation
Position           Year            Salary($)       Bonus($)         Awards(2)(3)    Options         ($)
--------           ----            ---------       --------         ------------    -------         ---
Robert W.
Lautz, Jr.,        1996            $160,000        $60,000           ---            335,000         $9,000(1)
Chief Executive    1994             $90,000         $---             ---            232,000         $9,000(1)
Officer,           1993            $180,000         $---            50,000(4)        50,000         $9,000(1)
Director

Lewis K.
Eisaguirre,
Former Chief
Financial and      1996            $127,000        $30,000          6,000(2)        265,000         $9,000(1)
Accounting         1994             $90,000         $---              ---           164,000         $9,000(1)
Officer,           1993            $120,000         $---              ---             ---           $9,000(1)
Secretary,
Director

Thomas A. Baur     1996            $125,000         $---             ----           100,000         $6,000(1)
Chief Executive
Officer of
Mediatech and
Director

Robert E.          1996            $125,000         $---            ----            135,000         $6,000(1)
Durham, Managing
Director of
Mediatech


-------------


(1) Automobile allowance.

(2) Outright stock grant in lieu of salary.

(3) Shares awarded will receive dividends on the same conditions as all other shares in the same class.

(4) In May 1993, the entire Board of Directors and the Compensation Committee approved the grant of 50,000 shares to retain the services of Mr. Lautz.


                                     Option Grants in Last Fiscal Year

                                     Individual Grants
(a)                      (b)                    (c)                    (d)                    (e)
                                                % of Total Options
                                                Granted to Employees   Exercise or Base
Name                     Options Granted (#)    in Fiscal Year         Price ($/Share)        Expiration Date
----                     -------------------    --------------         ---------------        ---------------

Robert W. Lautz, Jr.,    335,000                22%                    200,000 @$1.38/Sh.     2/21/98
Chief Executive Officer                                                135,000 @ $3.25/Sh.    12/31/00
                                                                                              or 1 yr. following
                                                                                              termination,
                                                                                              whichever is earlier

Lewis K. Eisaguirre,     265,000                17%                    130,000 @ $1.38/Sh.    2/21/98
Chief Financial and                                                    135,000 @ $3.25/Sh.    12/31/00 or 1 yr.
Accounting Officer,                                                                           following
Secretary                                                                                     termination,
                                                                                              whichever is earlier

---------------

(1) This includes options issued over a 15-month year during the transitional year and would normally have been issued during two fiscal years.



                          Aggregated Option Exercises in Last Fiscal Year (15 months)
                                       and Fiscal Year End Option Values

(a)                      (b)                    (c)                    (d)                    (e)
                                                                       Number of              Value of Unexercised
                                                                       Unexercised Options    In-the-Money Options
                                                                       at Fiscal Year End(#)  at Fiscal Year End($)
                                                                                              Exercisable/
                         Shares Acquired        Value Realized         Exercisable/           Unexercisable
Name                     on Exercise (#)        ($)                    Unexercisable
----                     ---------------        -------------------    -------------          ---------------------
Robert W. Lautz, Jr.,    314,366                $1,040,396             200,000                 $550,000
Chief Executive Officer

Lewis K. Eisaguirre,     277,478                $1,162,276             130,000                 $357,500
Chief Financial and
Accounting Officer,
Secretary


Employment Agreements

    Robert W. Lautz, Jr. has entered into a three-year employment agreement with the Company pursuant to which he serves as President and Chief Executive Officer for a term ending on March 31, 1998. The terms of this agreement were amended by Board resolution on December 29, 1995. Pursuant to the amended terms, the annual base salary of Mr. Lautz is $190,000 and he is entitled to receive an annual discretionary bonus consisting of up to 60% of such amount each year plus stock options of up to 200,000 shares at an exercise price equal to the market price on the date of the grant. At the beginning of the second year, the Executive Compensation Committee of the Board of Directors is required to increase Mr. Lautz's base salary by between 5% and 20%, and at the beginning of the third year, the Executive Compensation Committee of the Board of Directors is required to increase Mr. Lautz's salary by between 5% and 20%, using his second-year salary as the base. Mr. Lautz will participate in the Company's executive profit sharing plan, whereby the Board of Directors or a committee so designated by them has the authority to grant Mr. Lautz additional compensation in an amount not to exceed $37,500. Upon his execution of the employment agreement, Mr. Lautz was granted immediately vested options to purchase 135,000 shares of Common Stock at the exercise price of $1.375. The employment agreement may be terminated at any time without cause by the Company upon 30 days written notice. In the event of such termination, the Company shall be obligated to pay Mr. Lautz a severance allowance equal to one year of service at the then effective rate plus any bonus to which he is entitled. In the event of a termination during the first two years of his three-year term, Mr. Lautz shall also be entitled to the $45,000 of compensation due him under a previous employment agreement, all of which he forgave upon entering the current employment agreement.

    In connection with the acquisition of Mediatech, the Company entered into an employment agreement with Thomas H. Baur pursuant to which Mr. Baur agreed to serve as the President and Chief Executive Officer of Mediatech until December 31, 1998. Pursuant to the employment agreement, Mr. Baur is entitled to receive an annual base salary of $125,000 and is entitled to an annual cash bonus, payable in the sole discretion of the Company's Board of Directors, of up to $50,000 per year. This agreement was amended April 1, 1996 to reduce Mr. Baur's annual salary to $50,000 and to extend the expiration date until March 31, 1999. Mr. Baur is entitled to a severance allowance in the amount of one year's salary if the employment agreement is terminated by the Company without cause.

    In connection with the acquisition of the Company's interest in Channelmatic
(i) the Company entered into a five-year option to acquire the remaining one-third interest in Channelmatic's outstanding capital stock and (ii) Channelmatic entered into an employment agreement with William D. Killion. Pursuant to the employment agreement, Mr. Killion agreed to act as the Chairman of the Board of Directors of Channelmatic and as an advisor of Channelmatic. The employment agreement may be terminated (i) by the Company upon 30 days written notice if the Company has exercised in full its option to buy the remaining one-third interest in Channelmatic's capital stock, (ii) upon Mr. Killion's death, or (iii) by Mr. Killion at any time by giving 30 days written notice to the Company. Pursuant to the employment agreement, Mr. Killion is entitled to an annual salary of $90,000. In the event that the employment agreement is still in effect after November 30, 2000, the annual salary payable to Mr. Killion shall thereafter increase, until the agreement is terminated, to $200,000.

    In connection with the acquisition of Enterprise, the Company entered into an employment agreement with Graeme R. Jenner pursuant to which Mr. Jenner has agreed to act as the Chief Executive Officer of Enterprise. The employment agreement has an initial term of three years, which initial term shall be automatically extended for successive one-year periods thereafter until terminated by either party. Mr. Jenner's salary during the first year of the employment agreement shall be $233,250 and his base compensation during the second and third year shall be increased by an amount equal to 5% to 20% annually, the exact amount to be established by the Board of Directors. Mr. Jenner shall also be entitled to participate in the Company's Executive Profit Sharing Plan, with Mr. Jenner's share to be up to $56,250. The employment agreement may be terminated at any time without cause by the Company upon 30 days written notice. In the event of such termination, the Company shall be obligated to pay Mr. Jenner a severance allowance equal to one-year's salary plus any bonus due for such period. In connection with his employment by the Company, Mr. Jenner was granted an option to purchase 125,000 shares at a price of $6.37 per share, which price was equal to the closing sales price of the Common Stock on Nasdaq on the date of grant. The option may be exercisable at any time through March 23, 1999.

    In connection with the acquisition of Enterprise, the Company entered into an employment agreement with Richard L. Schleufer pursuant to which the Company employed Mr. Schleufer as the President and Chief Executive Officer of Enterprise Systems Group, Inc., the North American subsidiary of Enterprise. The employment agreement has a term of three years, which term shall automatically be extended for successive one-year periods unless terminated by either the Company or Mr. Schleufer. During the first year of the employment agreement, Mr. Schleufer's salary is $160,000 per year. During the second and third years of the employment agreement, Mr. Schleufer's base compensation shall be increased by between 5% and 20% annually, the exact amount to be determined by the Board of Directors of the Company. Mr. Schleufer also shall be permitted to participate in the Company's Executive Profit Sharing Plan, and is entitled to additional compensation thereunder in an amount up to $80,000 plus 5% of "over-target" profits of Enterprise Systems Group, Inc. The employment agreement may be terminated by the Company at any time upon 30 days' written notice, provided that Mr. Schleufer shall, upon such termination, be entitled to a severance allowance equal to 12 months' salary, plus any bonus due for such period. In connection with his employment by the Company, Mr. Schleufer was granted an option to purchase 75,000 shares at a price of $6.37 per share, which price was equal to the closing sales price of the Common Stock on Nasdaq on the date of grant. The option may be exercisable at any time through March 23, 1999.

Director Compensation

    The Company does not have any standard arrangements pursuant to which directors are compensated for any services provided as a director. However, the Company has in the past granted options to non-employee directors as compensation for services provided to the Company as directors. During the last fiscal year, the Company granted each of its non-employee directors (Messrs. Kunkel, Fitchey and Blay) five-year non-qualified options. Messrs. Kunkel and Fitchey each received 50,000 options at an exercise price of $3.25 and Mr. Blay received 45,833 options at an exercise price of $5.94. The exercise prices were equal to the market price of the Common Stock on the dates of grant. The options vest over a period of 12 months.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On December 14, 1992, the Company implemented the Plan as a Section 16 qualified employee stock option plan. The purpose of the Plan, as amended, is to further the success of the Company by making Common Stock available for purchase by employees and directors and to provide an incentive to such individuals. An aggregate of 1,000,000 shares of Common Stock was reserved by the Board of Directors for issuance under the Plan which was approved at the annual meeting held in July 1993. As of March 31, 1996, options to issue up to 1,676,459 shares were outstanding under the Plan. Since March 31, 1995, options were exercised in a manner which resulted a net of 342,695 shares remaining available under the Plan. Because of recent changes in the regulations promulgated under Section 16 of the Securities Exchange Act of 1934, the Board of Directors intends to terminate the Plan and replace it with a more flexible plan providing for benefits comparable to those under the Plan to employees, directors and outside consultants.

    During December 1991, the Board of Directors adopted a plan that allows for bonus compensation of up to 15% of the Company's net income to be distributed in cash to its key executives and employees. This bonus compensation is to be awarded at the discretion of the Board of Directors. No bonus compensation expense was charged to operations for either fiscal years 1994 or 1993. Bonuses totaling $90,000 were granted during 1995, however these grants were not within this plan.

    On February 3, 1995, the Company acquired 96.33% of the issued and outstanding capital stock of Mediatech from Thomas H. Baur for an aggregate consideration of approximately $8,700,000. At the time of the acquisition, Mr. Baur was not affiliated with the Company. In connection with the acquisition, Mr. Baur was elected as a Director of the Company and was hired to be the President and Chief Executive Officer of Mediatech. See "Item 12 -- Employment Agreement." The purchase price paid by the Company consisted of 866,970 shares of Common Stock, $2,889,900 in cash, and an unsecured promissory note (the "Baur Note"), the principal amount of which was subject to adjustment based on the average trading price of the Common Stock during a specified 60-day trading period. After the required adjustments, the principal balance of the Baur Note was reduced to $4,332,000. At the time of the acquisition, Mediatech had approximately $3,900,000 of indebtedness outstanding to its primary bank, the repayment of which indebtedness was guaranteed by Mr. Baur. In addition to the payment of the purchase price, the Company also agreed to cause Mr. Baur to be released from the personal guaranty of Mediatech's indebtedness. Mr. Baur's guarantees of Mediatech's bank indebtedness were released on February 1, 1996.

    On June 30, 1995, Mr. Baur converted $2,250,000 of the principal amount of the Baur Note into 750,000 shares of Common Stock at a value of $3.00 per share. The closing price of the Common Stock on the date of conversion was $2.50 per share.

    Mediatech currently leases certain of its office and warehouse facilities from companies that are owned, wholly or in part, by Mr. Baur. During the fiscal years ended December 31, 1994 and March 31, 1996, Mediatech paid $955,000 and $868,000, respectively, to these leasing companies that are affiliated with Mr. Baur.

    Lewis K. Eisaguirre was the Chief Financial Officer of the Company from March 1990 until May 1996. Mr. Eisaguirre also was a Director of the Company from May 1993 through May 1996. Upon his resignation from all of the positions he held with the Company in May 1996, the Company entered into a consulting agreement with Mr. Eisaguirre pursuant to which Mr. Eisaguirre has agreed to provide consulting services to the Company in connection with the Company's proposed acquisitions for a consulting fee of $10,000 per month on a month-to-month basis.

    In November 1995, the Company acquired its 66.67% interest in Channelmatic from a Company owned and controlled by Mr. William Killion. At the time of the acquisition, Mr. Killion was not affiliated with the Company. The purchase price paid by the Company consisted of a $5,602,500 secured, five-year promissory note, and 1,530,000 shares of Common Stock. In addition, in connection with the acquisition, Channelmatic entered into an employment agreement with Mr. Killion pursuant to which Channelmatic is obligated to pay Mr. Killion $90,000 per year.

    Channelmatic currently leases two of its facilities from Mr. and Mrs. Killion. Pursuant to the leases for these facilities, Channelmatic is obligated to pay Mr. and Mrs. Killion lease payments of $78,000 per year through February 2000. Although the foregoing leases were entered into prior to the Company's investment in Channelmatic, the Company believes that the terms of the leases are approximately as favorable to the Company as those that the Company could receive from unaffiliated third parties.

    The Company acquired Starcom in January 1996 from certain unaffiliated stockholders, including the Andre A. Blay Trust, a trust affiliated with Mr. Blay. In connection with the acquisition, the Company issued a total of 188,195 shares of Common Stock to Andrew Blay and the Andre A. Blay Trust.

    The Company acquired all of the capital shares of Enterprise in May 1996 from the unaffiliated stockholders of Enterprise, including Mr. Graeme R. Jenner and Mr. Richard Schleufer. The amount of consideration paid to Mr. Jenner for his shares in Enterprise consisted of cash in the amount of $276,224, a $142,500 promissory note and 71,101 shares of Common Stock. The amount of consideration paid to Mr. Schleufer for his shares in Enterprise consisted of cash in the amount of $206,283, a $106,456 promissory note and 53,427 shares of Common Stock. In addition, in connecting with the acquisition of Enterprise, the Company also entered into three-year employment agreements with each of Mr. Jenner and Mr. Schleufer, pursuant to which agreements the Company has agreed to pay Mr. Jenner and Mr. Schleufer salaries of at least $233,250 and $160,000 per year, respectively.

    Enterprise obtained marketing services from Thames Business Services until April 30, 1996 when the arrangement expired. Mr. Graeme Jenner owns a controlling interest in, and is the Managing Director of, Thames Business Services. Enterprise paid Thames Business Services $76,875 and $88,125 in 1994 and 1995, respectively. Although these transactions occurred prior to the acquisition of Enterprise by the Company, the Company believes that the foregoing transactions were on terms as favorable to Enterprise as those Enterprise could have received from unaffiliated third parties.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants...........................................        F-2

Consolidated Balance Sheet as of March 31, 1996 and December 31, 1994........................        F-3

Consolidated Statement of Operations for the years ended March 31, 1996 and
     December 31, 1994.......................................................................        F-5

Consolidated Statement of Stockholders' Equity for the years ended March 31, 1996
     and December 31, 1994...................................................................        F-6

Consolidated Statement of Cash Flows for the years ended March 31, 1996
     and December 31, 1994...................................................................        F-7

Notes to Consolidated Financial Statements...................................................        F-9

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



                                            BDO Seidman, LLP

Los Angeles, California
June 18, 1996

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS



                                                                                 March 31,       December 31,
                                                                                   1996             1994
                                                                                -----------      -----------
Current assets:
             Cash and cash equivalents (Note 1)                                 $ 3,818,133      $ 3,250,554

             Restricted cash (Note 4)                                               453,340          706,280

             Receivables
                          Accounts and other receivables, net of allowance        5,159,651           16,559
                               for doubtful accounts of $245,932 and $0
                          Note receivable, current portion                             --            909,605
                                                                                -----------      -----------

                          Total receivables                                       5,159,651          926,164

             Inventories (Notes 1 and 5)                                          2,143,927             --
             Prepaid expenses                                                       209,822           41,500
                                                                                -----------      -----------

Total current assets                                                             11,784,873        4,924,498

Property and equipment, less accumulated
             depreciation and amortization (Notes 1, 6 and 7)                    13,646,419             --

Capitalized costs, net (Note 1)                                                     721,701             --
Other long-term assets                                                              525,387             --
Goodwill, net of accumulated amortization of $511,321 (Notes 1 and 3)            16,514,557             --
                                                                                -----------      -----------

TOTAL ASSETS                                                                    $43,192,937      $ 4,924,498
                                                                                ===========      ===========





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEET



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        March 31,         December 31,
                                                                           1996               1994
                                                                       ------------       ------------
Current liabilities:

             Accounts payable and accrued expenses                     $  7,667,159       $    424,457
             Notes payable, current portion (Note 7)                      1,047,694            500,000
             Notes payable to shareholders of acquired companies,
                          current portion (Notes 3 and 7 )                1,197,226               --
                                                                       ------------       ------------

Total current liabilities                                                 9,912,079            924,457

             Notes payable to shareholders of acquired companies,
                          net of current portion (Notes 3 and 7)          4,676,221               --
             Notes payable, net of current portion (Note 7)               8,152,051               --
                                                                       ------------       ------------

Total liabilities                                                        22,740,351            924,457

Minority interest (Note 3)                                                1,580,456               --

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9):
             Preferred stock, Series B, $.0001 par value
               Authorized - 40,000,000 shares
               216,667 issued and outstanding (Note 7)                           22               --
             Common stock $.001 par value
               Authorized - 100,000,000 shares
               Issued and outstanding - 12,451,815
                  and 4,050,143                                              12,451              4,050
             Additional paid-in capital                                  23,169,510          4,532,818
             Accumulated deficit                                         (4,309,853)          (536,827)
                                                                       ------------       ------------
               Total stockholders' equity                                18,872,130          4,000,041
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 43,192,937       $  4,924,498
                                                                       ============       ============






           See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                               Year Ended
                                                                     ---------------------------------
                                                                        March 31,        December 31,
                                                                      ------------       ------------

                                                                          1996               1994
                                                                      ------------       ------------
Revenue                                                               $ 20,868,899       $       --

Cost of sales                                                            9,791,964               --
                                                                      ------------       ------------

Gross profit                                                            11,076,935               --

Operating expenses:
      Selling, general and administrative                               10,166,713               --
      Depreciation and amortization (Notes 1, 6 and 7)                   2,076,590             25,000
      Research and development (Note 1)                                    446,525               --
      Corporate                                                          1,023,659          1,221,082
                                                                      ------------       ------------
                                                                        13,713,487          1,246,082
                                                                      ------------       ------------

           Operating loss                                               (2,636,552)        (1,246,082)

Other income (expense):
      Interest income                                                      138,765            277,203
      Interest expense (Note 7)                                           (811,306)           (65,000)
      Gain from reduction of accounts payable (Notes 11 and 12)               --              211,727
      Gain from settlement of lawsuits (Note 12)                           145,000            102,280
      Miscellaneous, net                                                    67,900            (29,911)
                                                                      ------------       ------------

Loss before income tax expense and
      allocation to minority interest                                   (3,096,193)          (749,783)

Income tax expense (Notes 1 and 8)                                          17,255               --
                                                                      ------------       ------------

Loss before allocation to minority interest                             (3,113,448)          (749,783)

Allocation to minority interest (Note 3)                                  (156,416)              --
                                                                      ------------       ------------

Net loss                                                                (2,957,032)          (749,783)

Dividends to preferred shareholders                                        (54,000)              --
                                                                      ------------       ------------

Net loss allocable to common shareholders                             $ (3,011,032)      $   (749,783)
                                                                      ============       ============

  Net loss per share (Note 1)                                         $      (0.35)      $      (0.19)
                                                                      ============       ============

Weighted average number of
     common shares outstanding                                           8,615,055          3,936,668
                                                                      ============       ============



           See accompanying notes to consolidated financial statements

                                      INDENET, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years Ended March 31, 1996 and December 31, 1994




                                Preferred Stock            Common Stock
                              --------------------    -------------------
                                                                                                        Retained
                              Number of                Number of                       Paid-in          Earnings
                                Shares     Amount        Shares         Amount         Capital          (Deficit)        Total
                               -------     -----       ----------    ------------    ------------    ------------    ------------
Balance at January 1, 1994        --    $     --        3,764,472    $      3,764    $  4,127,933    $    212,956    $  4,344,653
Officers' compensation from
     stock issuances and stock
     options granted (Note 9)     --          --          146,000             146         260,613            --           260,759

Stock issued in settlement
     of lawsuit (Note 9)          --          --           40,000              40          97,680            --            97,720

Stock warrants exercised
     (Note 9)                     --          --          100,000             100         124,900            --           125,000

Purchase of Class A warrants
     (Note 9)                     --          --             --              --           (77,920)           --           (77,920)

Purchase of common stock          --          --             (329)           --              (388)           --              (388)

Net loss                          --          --             --              --              --          (749,783)       (749,783)
                               -------     -----       ----------    ------------    ------------    ------------    ------------

Balance at December 31, 1994      --          --        4,050,143           4,050       4,532,818        (536,827)      4,000,041

Cashless exercise of stock
     options (Note 9)             --          --          430,680             431            (431)                             --

Stock issued in lieu of
     officers' compensation
     (Note 9)                     --          --           24,000              24          29,976                          30,000

Issuance of common stock for
     purchase of Mediatech
     (Note 3)                     --          --          900,000             900       1,502,100                       1,503,000

Net loss                          --          --             --              --              --          (761,994)       (761,994)
                               -------     -----       ----------    ------------    ------------    ------------    ------------

Balance at March 31, 1995         --          --        5,404,823           5,405       6,064,463      (1,298,821)      4,771,047

Exercise of warrants
     (Note 9)                     --          --        3,079,744           3,079       4,935,241            --         4,938,320

Cashless exercise of stock
     options and warrants
     (Note 9)                     --          --          441,280             441            (441)           --              --

Conversion of debt to
     preferred stock
     (Note 7)                  166,667          17           --              --           499,983            --           500,000

Conversion of debt to
     common stock
     (Notes 3 and 9)              --          --          848,951             849       2,644,954            --         2,645,803

Sale of preferred stock
     (Note 7)                   50,000           5           --              --           145,395            --           145,400

Shares issued for
     purchase of
     Channelmatic, Inc.
     (Note 3)                     --          --        1,530,000           1,530       4,313,070            --         4,314,600

Shares issued and to be
     issued for purchase
     of Starcom Television
     Services, Inc. (Note 3)      --          --        1,000,000           1,000       3,999,000            --         4,000,000

Buy-back of common stock
     from officers, at fair
     market value                 --          --          (77,778)            (78)       (349,922)           --          (350,000)

Shares issued in connection
     with private placement
     (Note 9)                     --          --          224,795             225         917,767            --           917,992

Preferred dividends               --          --             --              --              --           (54,000)        (54,000)

Net loss                          --          --             --              --              --        (2,957,032)     (2,957,032)
                               -------     -----       ----------    ------------    ------------    ------------    ------------

Balance at March 31, 1996      216,667     $  22       12,451,815    $     12,451    $ 23,169,510    $ (4,309,853)   $ 18,872,130
                               =======     =====       ==========    ============    ============    ============    ============



           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                Year Ended
                                                                      ----------------------------------
                                                                        March 31,         December 31,
                                                                      ------------       ---------------
                                                                          1996                1994
                                                                      ------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(2,957,032)         $  (749,783)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                 2,076,590               25,000
          Stock issued in lieu of officers' compensation                      -                260,759
          Provision for losses on accounts receivable                      (3,520)              77,200
          Allocation of loss to minority interest                        (156,416)                 -
          Settlement of lawsuits                                              -               (102,280)
          Gain from reduction of accounts payable                             -               (211,727)
          Changes in operating assets and liabilities:
             Restricted cash                                              235,486              125,436
             Accounts receivable                                         (126,365)             242,189
             Inventories                                                 (158,463)                 -
             Prepaid expenses                                               8,622              (41,500)
             Other assets                                                (135,619)                 -
             Accounts payable and accrued expenses                        311,566              (98,688)
                                                                      -----------          -----------
NET CASH USED IN OPERATIONS                                              (905,151)            (473,394)
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (2,042,710)                 -
    Capitalized costs                                                    (510,707)                 -
    Cash of acquired entity Channelmatic                                   68,571                  -
    Collection of note receivable                                         583,604            1,005,204
                                                                      -----------          -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (1,901,242)           1,005,204
                                                                      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments of lines of credit                                    (321,620)                 -
    Repayments of notes payable                                        (5,213,108)             (90,000)
    Proceeds from note payable                                          3,000,000                  -
    Proceeds from exercise of warrants                                  4,938,320              125,000
    Purchase of Class A warrants                                              -                (77,920)
    Proceeds from sale of preferred stock                                 145,400                  -
    Proceeds from private placement                                     4,000,000                  -
    Purchase and cancellation of treasury stock                          (350,000)                (388)
    Dividends on preferred stock                                          (54,000)                 -
                                                                      -----------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     6,144,992              (43,308)
                                                                      -----------          -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                   3,338,599              488,502
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             479,534            2,762,052
                                                                      -----------          -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $ 3,818,133          $ 3,250,554
                                                                      ===========          ===========


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




           See accompanying notes to consolidated financial statements

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       INVENTORY

         Inventories are summarized as follows:

                                                                  March 31,    December 31,
                                                                    1996          1994
         ---------------------------------------------------------------------------------
         Raw materials                                           $1,283,372        $-
         Work in process                                            401,467         -
         Finished goods                                             644,289         -
         ---------------------------------------------------------------------------------
                                                                  2,329,128         -
         Less reserve for obsolescence                              185,201         -
         ---------------------------------------------------------------------------------
         Total inventories                                       $2,143,927        $-
         =================================================================================


6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and consist of the following:

                                                        March 31, 1996       December 31,
                                                            1996                 1994
         ---------------------------------------------------------------------------------
         Land                                             $   500,000        $        -
         Building and improvements                            628,753                 -
         Equipment                                         14,400,290              50,000
         Leasehold improvements                               376,945              40,882
         Furniture and fixtures                               148,079                 -
          Vehicles                                             59,596                 -
         ---------------------------------------------------------------------------------
                                                           16,113,663              90,882
         Less accumulated depreciation and
         amortization                                       2,467,244              90,882
         ---------------------------------------------------------------------------------
         Property and equipment, net                      $13,646,419        $        -
         =================================================================================

         Depreciation and amortization related to Property and Equipment for the year ended March 31, 1996 and December 31, 1994 was $1,615,708 and $25,000.

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.       LONG-TERM DEBT AND LINE-OF-CREDIT

                                                                               March 31,     December 31,
                                                                                 1996            1994
           ----------------------------------------------------------------------------------------------
           Notepayable - former shareholder of Channelmatic; bearing interest at 8.0%; due in monthly installments of $58,962, beginning in
               June 1996; due November 2001; secured by the
               assets of Channelmatic.                                          $3,618,947   $     -
           Notes payable - former shareholders of Mediatech; bearing
               interest at 8.0%; due in quarterly installments of $141,033 through February 1998 with quarterly installments of $122,283 thereafter; due from May 2001 through February
               2005; unsecured                                                   2,254,500         -
           $1,850,000 bank line-of-credit expiring December 31, 1997.
               $350,000 of this line bears interest at 8.5%.  The
               remainder bears interest at the LIBOR rate (8.1% at March
               31, 1996).  The line is secured by substantially all the
               assets of Mediatech.                                              1,850,000         -
           Note payable - bank; bearing interest at 8.04%; due in monthly installments of $31,550 with a balloon payment due in
               December 1997 for the remaining balance.  The note is
               secured by substantially all the assets of Mediatech.             1,253,868         -
           Mortgage payable - bank; bearing interest at 8.04%; due in monthly installments of $9,272, with a balloon payment due in December 1997 for the remaining balance.  This mortgage was paid-off in May 1996 as a result of the sale of the
               office building which secured the mortgage.                         759,545         -
           Line of credit, interest at the bank's prime rate plus 3%
               (11.25% at March 31, 1996).  Borrowings may not exceed
               $2,000,000 with availability limited based on various
               factors.  The agreement expires on January 31, 1998 and is subject to renewal.  As of March 31, 1996, $811,395 in
               borrowing capacity remained available.                            1,188,605         -
           Various notes payable to vendors, interest ranging from 0% to
               21.07%, monthly payments ranging from $400 to $7,000, due
               from May 1, 1996 to May 1, 1997.                                  1,046,757         -
           Note payable to a financial institution, interest at 10%,
               monthly payments of $4,559, due on December 1, 1996                  46,067         -
           Note payable to a financial institution, interest at 8%,
               monthly payments of $3,134, due on December 1, 1997.                 54,903         -
           $3,000,000 convertible note payable - bearing interest at 7.0%, due February 28, 1998, interest payable quarterly in cash
               or the Company's common stock; convertible into the
               Company's common stock based on a formula.  See Note 9.           3,000,000         -

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       LONG-TERM DEBT AND LINE-OF-CREDIT (CONTINUED)

                                                                               March 31,     December 31,
                                                                                 1996            1994
           ------------------------------------------------------------------------------------------------
           Note payable of $500,000. Effective June 30, 1995, the holder of the note converted the debt to 166,667 shares of Series B Convertible
               Preferred Stock. The preferred stock was valued at $3.00 per share and provides for a 12% annual dividend, payable monthly for a period of up to five years. Commencing July 1, 1997, the preferred stock is convertible into the Company's common stock for $3.00 per common share (i.e., one preferred share for one common share) or market, whichever is less. In addition, the holder purchased an additional 50,000 shares of Series B
               Convertible Preferred Stock, valued at $3.00 per share. This issuance of preferred stock has the same terms as the previously issued preferred stock. Net proceeds to the Company of the issuance of the 50,000 shares of preferred
               stock, after legal and professional expenses, was $145,400.         -                500,000
           ------------------------------------------------------------------------------------------------
                                                                                15,073,192          500,000
           Less current potion                                                   2,244,920          500,000
           ================================================================================================
           Net long-term                                                       $12,828,272         $-
           ================================================================================================

         The carrying cost of the above debt instruments to third parties approximates the fair value of the instruments.

         As of March 31, 1996, the aggregate amounts of long-term debt maturing in succeeding years are as follows:

           Years ended March 31,                   Related Party       Third Party          Total
           ------------------------------------------------------------------------------------------
           1997                                      $1,197,226         $1,047,694       $ 2,244,920
           1998                                         932,569          6,819,258         7,751,827
           1999                                         934,994          1,299,536         2,234,530
           2000                                       1,010,761             28,506         1,039,267
           2001                                       1,092,167              4,751         1,096,918
           Thereafter                                   705,730                  -           705,730
           ------------------------------------------------------------------------------------------
                                                     $5,873,447         $9,199,745       $15,073,192
           ==========================================================================================


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


         The Company's total deferred tax assets and valuation allowance consisted of the following at December 31, 1994 and March 31, 1996:

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                   December 31, 1994       March 31, 1996
                                                    -----------------     --------------

         Loss carryforwards                            $   245,000          $ 2,600,000
         Tax effects of temporary differences:
              Depreciation and amortization                    -                167,000
              Other                                            -                 12,000
                                                       -----------          -----------

         Total deferred tax assets                         245,000            2,779,000
         Valuation Allowance                              (245,000)          (2,779,000)
                                                       -----------          -----------
         Net deferred tax assets                       $       -            $       -
                                                       ===========          ===========

         A 100% valuation allowance has been provided since the Company cannot determine it is more likely than not the deferred tax assets will be realized.

         The consolidated effective tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the indicated percentages:

                                              December 31, 1994     March 31, 1996
                                              -----------------     --------------
         Statutory U.S. federal benefit               -34%               -34%
         Goodwill amortization not deductible
               for tax purposes                        -                   5%
         Change in valuation allowance                 34%                29%
                                                       --                 --
         Effective tax rate                             0%                 0%
                                                       ==                 ==

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

         In August 1994, the Company distributed a private Tender Offer to the warrant holders from a private placement in 1993 offering either to purchase each existing warrant for $.40 per warrant or to exchange for three existing warrants one share of available common stock. Warrant holders sold back to the Company 194,800 warrants for a total price of $77,920. In addition, during 1996, the Company called both and A and B warrants associated with the private placement, which resulted in the Company receiving net proceeds of $3,703,132 and issuing 2,382,579 shares of common stock.


Stock Grants

         During fiscal 1994, officers received 146,000 shares of common stock in lieu of cash compensation. The shares were valued at $1.25 per share. Compensation expense of $205,759 was recorded in connection with this transaction. There were no shares issued in lieu of cash compensation in fiscal 1996.

         During the three months ended March 31, 1995, officers received 24,000 shares of common stock valued at $1.25 per share in lieu of cash compensation. Compensation expense of $30,000 was recorded in connection with this transaction.

Other Stock Issuances

         On February 7, 1996, the Company paid a vendor $288,444 with 72,111 shares of its common stock. The common stock was valued at $4.00 per share, which was its fair value at the time of issuance.


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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The following table summarizes the transactions related to the Company's stock option plan:

                                                 Number of                               Aggregate
                                                  Shares       Exercise Price              Value
           ----------------------------------------------------------------------------------------
           Balance at January 1, 1994              1,304,306   $1.25 to $6.60           $4,123,520

           Options granted                           345,000   $1.25 to $1.43              452,850
           Options exercised                         100,000        $1.25                  125,000
           Options expired                           466,506        $6.60                3,078,940

           Balance at December 31, 1994            1,082,800   $1.25 to $1.43            1,372,430

           Options granted                           605,000        $1.38                  834,900
           Options exercised                         757,800        $1.25                  947,250

           Balance at March 31, 1995                 930,000   $1.25 to $1.43            1,260,080

           Options granted                         1,036,585   $1.38 to $3.25            2,759,901
           Options exercised                         575,126   $1.25 to $2.25              791,091

           Balance at March 31, 1996               1,391,459   $1.25 to $3.25           $3,228,890

           Options exercisable (vested) at
               March 31, 1996                        938,126   $1.25 to $3.25           $1,763,890


         All options issued during the fiscal years ended December 31, 1994 and March 31, 1996, and the three-month period ended March 31, 1995 had exercise prices that were at fair market value at grant date.

         During 1994, $55,000 was recorded as compensation expense in connection with 55,000 stock options with an exercise price of $1.25 issued to officers in 1993 that vested upon the market price of the shares reaching $2.25.

         During the three months ended March 31, 1995, various employees of the Company effected the cashless exercises of a total of 757,800 options at an exercise price of $1.25 per share in exchange for stock, resulting in the issuance of 430,680 shares of common stock.

         During fiscal 1996, various employees of the Company effected the cashless exercises of a total of 575,126 options at exercise prices ranging from $1.25 to $2.25 per share, resulting in the issuance of 387,949 shares of common stock.

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Warrants

         The following table summarizes the transactions related to the Company's warrants to purchase common stock:

                                               Number of      Exercise Price          Aggregate
                                               Shares                                   Value
           -------------------------------------------------------------------------------------
           Balance at January 1, 1994              2,186,041  $1.25 to $3.25         $4,606,183

           Warrants granted                                -         -                        -
           Warrants exercised                              -         -                        -
           Warrants canceled or expired              294,800  $1.25 to $2.50            493,500

           Balance at December 31, 1994            1,891,241  $1.25 to $3.25          4,112,683

           Warrants granted                                -         -                        -
           Warrants exercised                              -         -                        -
           Warrants canceled or expired                    -         -                        -

           Balance at March 31, 1995               1,891,241  $1.25 to $3.25          4,112,683

           Warrants granted                        2,224,692  $2.00 to $5.00          5,228,735
           Warrants exercised                      3,234,344  $1.25 to $3.50          5,714,816
           Warrants canceled or expired              117,800  $1.25 to $2.50            288,000

           Balance at March 31, 1996                 763,789  $2.00 to $5.00         $3,338,602

           Warrants exercisable (vested) at
               March 31, 1996                        763,789  $2.00 to $5.00         $3,338,602


         During fiscal 1996, warrant holders exercises 697,165 warrants at exercise prices ranging from $1.25 to $2.50 per share for cash totaling $1,235,188.

         During fiscal 1996, warrant holders effected the cashless exercises of a total of 181,000 warrants at exercise prices ranging between $2.50 and $3.00 per share, resulting in the net issuance of 53,331 shares of common stock.

         All warrants issued during the fiscal years ended December 31, 1994 and March 31, 1996, and the three-month period ended March 31, 1995 had exercise prices that were at the fair market value at grant date.

         In January 1994, the Company entered into an agreement whereby the Company granted 100,000 warrants for $5,000 to purchase the Company's common stock at $1.25. During 1994, the warrants were exercised.


10.      UNAUDITED PRO FORMA RESULTS OF OPERATIONS

         Condensed unaudited pro forma results of operations of the Company, Mediatech, Channelmatic, and Starcom, as if the respective purchases occurred at the beginning of the following two fiscal years, are presented below. The unaudited pro forma financial statements have been prepared for comparative

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.

                                    UNAUDITED


                                Historical
                                 IndeNet    Acquisitions   Combined                   Pro Forma
                                   Year         Year         Year                        Year
                                  Ended        Ended         Ended       Pro forma      Ended
                                 3/31/96      3/31/96       3/31/96    Adjustments      3/31/96
                               --------------------------------------------------------------------
           Revenue             $20,868,899  $  8,941,510   $29,810,409  $(1,307,000)  $28,503,409
           Cost of sales         9,791,964     5,876,492    15,668,456   (1,790,000)   13,878,456
           Net (loss) income    (2,957,032)   (1,420,843)   (4,377,875)     882,763    (3,495,111)
           Net (loss) per      $     (0.35)                                                 (0.34)
           share
           Number of shares      8,615,055                                             10,468,388

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                Historical
                                 IndeNet    Acquisitions   Combined                   Pro forma
                                   Year         Year         Year                        Year
                                  Ended        Ended         Ended       Pro forma      Ended
                                 12/31/94     12/31/94     12/31/94     Adjustments    12/31/94
                               -------------------------------------------------------------------
           Revenue                $       -   $34,626,205   $34,626,205  $(3,178,000)  $31,448,205
           Cost of sales                  -    17,293,315    17,293,315   (2,328,000)   14,965,315
           Net (loss) income       (749,783)       85,119      (664,664)  (1,675,323)   (2,339,987)
           Net (loss) per share   $   (0.19)                                           $     (0.32)
           Number of shares       3,936,668                                              7,366,668

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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Future minimum lease payments under noncancelable operating leases as of March 31, 1996 are as follows:

                                            Related Party            Third Party             Total
           ------------------------------------------------------------------------------------------
           1997                               $  946,308              $  361,150          $1,307,458
           1998                                  769,094                 332,000           1,101,094
           1999                                  237,444                 196,909             434,353
           2000                                  230,944                 135,372             366,316
           2001                                  159,444                 120,372             279,816
           Thereafter                             93,009                 540,963             633,972
           ------------------------------------------------------------------------------------------

                                              $2,436,243              $1,686,766          $4,123,009
           ==========================================================================================


         Rental expense on operating leases amounted to $1,122,970 and $11,423 for the fiscal years 1996 and 1994, including $894,000 in fiscal 1996 for the related party leases described above.


Litigation

         Allstate


         On July 16, 1993, Allstate Communications, Inc. ("Allstate") filed a lawsuit in Los Angeles Superior Court for the County of Los Angeles against the Company. The Complaint alleges the following courses of action: breach of contract, breach of implied covenant of good faith and fair dealings, fraud, negligent misrepresentation, constructive fraud, common count, declaratory relief, statutory misrepresentation of trade secrets, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, temporary restraining order, preliminary injunction and permanent injunction, and for an accounting. In 1993, the Company accrued an estimated liability of $240,000 related to this litigation.

         On June 29, 1994, the Court provided Allstate an attachment of approximately $161,000 of the Company's funds. For the fiscal year ended December 31, 1994, the original estimated liability of $240,000 reduced by $77,183 to approximately $161,000. This adjustment is included in gain from the reduction of accounts payable. The plaintiffs have reduced the scope of their complaint to eliminate all direct and indirect securities claims. At March 31, 1995, the Company had accrued $251,000 with respect to this matter. The amount reflects the Company's settlement during fiscal 1996 with Allstate which resulted in the Company paying to Allstate the $161,000 in the escrow account plus an additional $90,000 for accrued interest and related expenses.


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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


         Other


         During 1994, the Company settled two lawsuits resulting in a net gain of $102,280. The first lawsuit involved the Company and other parties in a lawsuit filed in 1991 against the National Basketball Association ("NBA") claiming that the NBA has violated the Antitrust laws and tortiously interfered with the Company's contractual right to promote a pay-per-view television program. The Company's net share of the proceeds from this matter was $200,000. The second lawsuit was a claim against the Company filed in 1990 for breach of contract among other claims. The Company settled with the plaintiff through the issuance of 40,000 shares of the Company's common stock as full settlement for the claim. The shares issued were valued at $97,720, the fair market value at the date of settlement.


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



12.      GAIN FROM REDUCTION OF ACCOUNTS PAYABLE

         During 1994, the Company settled with a vendor as a result of a dispute over amounts that the Company owed for services. As of December 31, 1993, the Company had accrued a liability of $250,000. During fiscal 1994, the Company and the vendor reached a full settlement in which the Company paid $115,456 to the vendor. The remaining balance of $134,544 was recorded as a gain on reduction of accounts payable. The operations to which this settlement related were discontinued in a prior year.

13.      401(k) PLAN AND PROFIT PARTICIPATION PROGRAM

         The Company's subsidiary Mediatech has a 401(k) defined contribution plan covering substantially all of its full-time employees. The Company contributes a percentage of participants' contributed earnings to the plan. Contributions amounted to approximately $30,000 and $36,000 for the years ended March 31, 1996 and December 31, 1994.

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Mediatech also has a profit participation program whereby the Company will allocate a percentage of its pretax profits to eligible supervisors and managers of the Company. No amounts were allocated under this program for the years ended March 31, 1996 and December 31, 1994.



14.      SIGNIFICANT CUSTOMERS


         Sales to two customer represented approximately 22% of the Company's net sales for the year ended March 31, 1996. The related accounts receivable from these customers represented 12% of the accounts receivable at March 31, 1996.

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





15.      SUBSEQUENT EVENTS


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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                  INDENET, INC.
                        PRO FORMA CONDENSED BALANCE SHEET
                                 MARCH 31, 1996
                                   (Unaudited)



                                    Historical     Enterprise         CCMS                           Pro forma
                                       INDE         3/31/96         3/31/96        Combined        Adjustments           Pro forma
                                       ----         -------         -------        --------        -----------           ---------
ASSETS
Cash                              $   3,818,133     $  2,954,878     $ 263,884    $  7,036,895    $ 10,870,000 (a)    $   6,870,383
                                                                                                    (1,036,512)(b)
                                                                                                   (10,000,000)(c)
Restricted cash                         453,340                -             -         453,340                              453,340
Accounts receivable                   5,159,651        2,694,491        48,057       7,902,199                            7,902,199
Inventory                             2,143,927            1,085             -       2,145,012                            2,145,012
Other current assets                    209,822          333,168             -         542,990                              542,990
                                  -------------     -----------      ---------    ------------    ------------        -------------
  Total current assets               11,784,873        5,983,622       311,941      18,080,436        (166,512)          17,913,924

PP&E at cost                         24,817,161        5,708,017       226,306      30,751,484                           30,751,484
Accumulated depr./amort.            (11,170,742)      (3,748,960)     (170,660)    (15,090,362)                         (15,090,362)
                                  -------------     -----------      ---------    ------------    ------------        -------------
  PP&E, net                          13,646,419        1,959,057        55,646      15,661,122               -           15,661,122

Goodwill                             16,514,557                -             -      16,514,557      23,665,446 (c)       35,045,124
                                                                                                     3,669,014 (b)
                                                                                                      (148,574)(b)
                                                                                                    (8,655,319)(c)
Other long term assets                1,247,088       10,267,558             -      11,514,646                           11,514,646
                                  -------------     ------------     ---------    ------------    ------------        -------------

Total Assets                      $  43,192,937     $ 18,210,237     $  367,587   $ 61,770,761    $  18,364,055       $  80,134,816
                                  =============     ============     ==========   =============   =============      ==============

LIABILITIES
Accounts payable                  $   5,158,750     $  2,331,804     $  40,326    $  7,530,880                        $   7,530,880
Accrued expenses                      2,508,409          152,650        77,145       2,738,204                            2,738,204
Lines of credit                         667,903        1,299,999             -       1,967,902                            1,967,902
Customer deposits                                                       96,567          96,567                               96,567
Deferred income                               -        2,179,282                     2,179,282                            2,179,282
Notes payable to S/H-current          1,197,226                                      1,197,226                            1,197,226
Note payable - current portion          379,791          888,840         4,975       1,273,606                            1,273,606
                                  -------------     ------------     ---------    ------------     ------------       -------------
  Total current liabilities           9,912,079        6,852,575       219,013      16,983,667                -          16,983,667

Notes payable                         8,152,051        1,341,839             -       9,493,890                            9,493,890
Notes payable to shareholders         4,676,221                -             -       4,676,221        5,000,000 (c)       9,676,221
Other long-term liabilities                   -           88,687                        88,687                               88,687
Deferred taxes                                -        1,271,817             -       1,271,817                            1,271,817
                                  -------------     ------------     ---------    ------------     ------------       -------------
  Total long term liabilities        12,828,272        2,702,343             -      15,530,615        5,000,000          20,530,615

Total Liabilities                    22,740,351        9,554,918       219,013      32,514,282        5,000,000          37,514,282

Minority Interest                     1,580,456                -             -       1,580,456                            1,580,456

STOCKHOLDERS' EQUITY
Preferred stock                              22                -             -              22            1,200 (a)           1,222
Common stock                             12,451           99,703        10,000         122,154              588 (b)          15,102
                                                                                                          2,063 (c)
                                                                                                        (10,000)(b)
                                                                                                        (99,703)(c)
Additional paid-in capital           23,169,510        4,638,855             -      27,808,365       10,868,800 (a)      45,333,607
                                                                                                      2,631,914 (b)
                                                                                                      8,663,383 (c)
                                                                                                     (4,638,855)(c)
Retained earnings                    (4,309,853)       3,916,761       138,574        (254,518)      (3,916,761)(c)      (4,309,853)
                                                                                                       (138,574)(b)
                                  -------------     ------------     ---------    ------------     ------------       -------------
 Total Stockholders' Equity          18,872,130        8,655,319       148,574      27,676,023       13,364,055          41,040,078
                                  -------------     ------------     ---------    ------------     ------------       -------------

Total Liabilities and Equity      $  43,192,937     $ 18,210,237     $ 367,587    $ 61,770,761     $ 18,364,055       $  80,134,816
                                  =============     ============     =========    ============     ============       =============

                                  INDENET, INC.
                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                            YEAR ENDED MARCH 31, 1996
                                   (Unaudited)


                                                           Channelmatic     Starcom     Enterprise      CCMS
                                             Historical     8 months       10 months     12 months    12 months
                                                INDE        11/30/95        1/31/96       3/31/96      3/31/96      Combined
                                             -----------   ------------   -----------   -----------   ----------   -----------

Revenue                                      $20,868,899   $4,551,907     $ 4,389,603   $18,384,615   $1,772,545   $49,967,569

Cost of sales                                  9,791,964    2,906,440       3,000,710     9,147,472      297,018    25,143,604
                                             -----------   ----------     -----------   -----------   ----------   -----------

Gross profit                                  11,076,935    1,645,467       1,388,893     9,237,143    1,475,527    24,823,965

Operating expenses:
    Salaries                                   6,489,944      719,378         693,072                  1,346,579     9,248,973
    Legal and professional                       441,915       37,130         132,236                                  611,281
    Rent                                       1,122,970       86,209         156,000                                1,365,179
    Depreciation and amortization              2,076,590      153,434         241,000     1,182,207       43,973     3,697,204
    Research and development                     446,525       90,270             -         379,087                    915,882
    Other general and administrative           3,135,543      748,887       1,008,741     5,406,141                 10,299,312
                                             -----------   ----------     -----------   -----------   ----------   -----------
    Total operating expenses                  13,713,487    1,835,308       2,231,049     6,967,435    1,390,552    26,137,831
                                             -----------   ----------     -----------   -----------   ----------   -----------

Operating (loss) income                       (2,636,552)    (189,841)       (842,156)    2,269,708       84,975    (1,313,866)

Other income (expense)
    Interest expense                            (811,306)     (42,208)       (312,698)     (306,296)         -      (1,472,508)


    Interest income                              138,765        3,920                       173,914       21,468       338,067

    Other                                        212,900      (49,212)            -         (29,514)         -         134,174
                                             -----------   ----------     -----------   -----------   ----------   -----------

(Loss) income before income tax expense
    and allocation to minority interest       (3,096,193)    (277,341)     (1,154,854)    2,107,812      106,443    (2,314,133)

Income tax expense                                17,255      (11,353)                      846,227                    852,129
                                             -----------   ----------     -----------   -----------   ----------   -----------

Loss before allocation to
    minority interest                         (3,113,448)    (265,988)     (1,154,854)    1,261,585      106,443    (3,166,262)

Allocation to minority interest                 (156,416)         -                             -            -        (156,416)
                                             -----------   ----------     -----------   -----------   ----------   -----------

Net loss                                      (2,957,032)    (265,988)     (1,154,854)    1,261,585      106,443    (3,009,846)

Dividends to preferred shareholders              (54,000)         -               -             -            -         (54,000)
                                             -----------   ----------     -----------   -----------   ----------   -----------

Net loss allocable to common
    shareholders                             $(3,011,032)  $ (265,988)    $(1,154,854)  $ 1,261,585   $  106,443   $(3,063,846)
                                             ===========   ==========     ===========   ===========   ==========   ===========

Net loss per share                           $     (0.35)

Weighted average number of common
    shares outstanding                         8,615,055



                                                Pro forma
                                               Adjustments             Pro forma
                                             ---------------          -----------

Revenue                                      $(1,307,000)(d)          $48,660,569

Cost of sales                                 (1,790,000)(d),(e)       23,353,604
                                             -----------              -----------

Gross profit                                     483,000               25,306,965

Operating expenses:
    Salaries                                    (920,468)(f)            8,328,505
    Legal and professional                           -                    611,281
    Rent                                         (84,000)(g)            1,281,179
    Depreciation and amortization              1,836,480 (i)            5,533,684
    Research and development                         -                    915,882
    Other general and administrative            (670,000)(h)            9,629,312
                                             -----------              -----------
    Total operating expenses                     162,012               26,299,843
                                             -----------              -----------

Operating (loss) income                          320,988                 (992,878)

Other income (expense)
    Interest expense                            (103,031)(j)           (1,415,539)
                                                 160,000 (l)
                                                (400,000)(j)             (400,000)
    Interest income                              160,000 (l)              338,067
                                                (160,000)(l)
    Other                                            -                    134,174
                                             -----------              -----------

(Loss) income before income tax expense
    and allocation to minority interest          (22,043)              (2,336,176)

Income tax expense                                   -                    852,129
                                             -----------              -----------

Loss before allocation to
    minority interest                            (22,043)              (3,188,305)

Allocation to minority interest                   (6,224)(k)             (162,640)
                                             -----------              -----------

Net loss                                         (15,819)              (3,025,665)

Dividends to preferred shareholders             (720,000)                (774,000)
                                             -----------              -----------

Net loss allocable to common
    shareholders                             $  (735,819)             $(3,799,665)
                                             ===========              ===========

Net loss per share                                                    $     (0.29)

Weighted average number of common
    shares outstanding                                   (m)           13,119,202


                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

(d) Adjustments to reflect elimination of certain Starcom product lines.


(e) Adjustments to reflect application of existing volume discounts realized by Mediatech to Starcom inventory. See (f) below.


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

                         INDENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(j) Adjustments to reflect interest expense related to the $5,602,500 note payable to the former Channelmatic shareholder and interest expense related to $5,000,000 notes payable to the former shareholders of Enterprise.

(k) Adjustments to reflect a 33.33% allocation of operations from Channelmatic to minority shareholder.

(l) Adjustments to record and eliminate intercompany interest income and expense and eliminate other miscellaneous expenses.


(m) The weighted average number of common shares outstanding on a pro forma basis are calculated as follows:

Weighted average shares - Historical INDE                                                  8,615,055
Adjusted weighted shares issued for Channelmatic acquisition - 8 months                    1,020,000
Adjusted weighted shares issued for Starcom acquisition - 10 months                          833,333
Adjusted weighted shares issued for CCMS acquisition - 12 months                             587,612
Adjusted weighted shares issued for Enterprise acquisition - 12 months                     2,063,202
                                                                                          ----------
Weighted average shares on a pro forma basis                                              13,119,202
                                                                                          ==========

                       Information Subsequent to the Date
                      of the Independent Auditors' Report
                                  (Unaudited)

        Subsequent to the date to the independent auditors' report of June 18, 1996, a disagreement arose between the Company and the former stockholders of Starcom regarding the application of the "Formula Value." As discussed in Note 3 to the consolidated financial statements, the Formula Value was to be used to determine the number of shares of the Company's Common Stock that the Company was required to issue to the former stockholders of Starcom in exchange for 100% of the common stock of Starcom.

        In September 1996, the Company and the former Starcom stockholders resolved their differences, and the Company has issued to the stockholders all of the shares of the Company's Common Stock that was determined to be due by the Formula Value. The total number of shares actually issued to the stockholders of Starcom was 637,500, or 362,500 shares less than the 1,000,000 shares reserved in the accompanying consolidated financial statements.

                                  INDENET, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act, the registrant caused this Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              INDENET, INC.


Signed                              By:  /s/ Richard J. Parent
                                         --------------------------------------
                                         Richard J. Parent, Chief Financial and
                                         Accounting Officer, and Secretary