Form 10QSB/A
period 1996-06-30
INDENET INC
filed 1997-01-17
CIK 833847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          ----------------------------

                                 FORM 10-QSB/A


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from _________ to _________

                        Commission file number: 0-18034

                                 INDENET, INC.
               (Exact name of registrant as specified in charter)


Delaware                                            68-0158367
-------------------------------------------------------------------------------
(State or other jurisdiction                        IRS Employer
of incorporation)                                   Identification No.)

             1640 North Gower Street, Los Angeles, California 90028
                    (Address of principal executive office)


-------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (213) 466-6388
-------------------------------------------------------------------------------


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

                                 INDENET, INC.

                                     INDEX





PART I.    FINANCIAL INFORMATION:

           Item 1.  Financial Statements:

                                                                         Page
                                                                          No.
           Consolidated Balance Sheet --
           June 30, 1996 and March 31, 1996..........................     1

           Consolidated Statement of Operations --Three-months
           Ended June 30, 1996 and 1995..............................     3

           Consolidated Statement of Changes in Stockholders'
           Equity -- Three-months Ended June 30, 1996................     4

           Consolidated Statement of Cash Flows --
           Three-months Ended June 30, 1996 and 1995.................     5

           Notes to Consolidated Financial Statements................     7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.............................................     11

                                 INDENET, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                     ASSETS


                                                                                  June 30,          March 31,
                                                                                   1996               1996
                                                                               ------------       ------------
Current assets:
        Cash and cash equivalents                                                $3,131,517         $3,818,133

        Restricted cash                                                             450,000            453,340

        Accounts and other receivables, net of allowance
             for doubtful accounts                                                9,731,048          5,159,651

        Inventories                                                               3,029,703          2,143,927
        Prepaid expenses                                                            586,018            209,822
                                                                               ------------       ------------

Total current assets                                                             16,928,286         11,784,873

Property and equipment, less accumulated
        depreciation and amortization                                            14,832,696         13,646,419
Deferred interest, net                                                              753,958                 --
Capitalized software costs, net                                                  12,056,688            485,930
Other long-term assets                                                              612,352            525,387
Deferred financing costs, net                                                       433,522            235,771
Customer list, net                                                               14,955,549                 --
Goodwill, net                                                                    19,831,922         16,514,557
                                                                               ------------       ------------

TOTAL ASSETS                                                                    $80,404,973        $43,192,937
                                                                               ============       ============




















          See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                June 30,          March 31,
                                                                                                  1996               1996
                                                                                             ------------       ------------
Current liabilities:
        Accounts payable and accrued expenses                                                 $10,746,769         $7,667,159
        Deferred income                                                                         3,107,386                 --
        Notes payable, current portion                                                          2,665,260          1,047,694
        Notes payable to shareholders of acquired companies,
                current portion                                                                 1,197,226          1,197,226
                                                                                             ------------       ------------

Total current liabilities                                                                      17,716,641          9,912,079

        Notes payable to shareholders of acquired companies,
                net of current portion                                                          9,176,221          4,676,221
        Notes payable, net of current portion                                                   9,912,528          8,152,051
        Deferred taxes                                                                          1,295,308                 --
        Other long-term liabilities                                                                55,710                 --
                                                                                             ------------       ------------

TOTAL LIABILITIES                                                                              38,156,408         22,740,351

Minority interest                                                                               1,496,739          1,580,456

Commitments and contingencies

Stockholders' equity:
        Preferred stock, Series A, $.0001 par value
          Authorized - 1,200 shares
          1,200 issued and outstanding                                                                 --                --
        Preferred stock, Series B, $.0001 par value
          Authorized - 40,000,000 shares
          216,667 issued and outstanding                                                               22                 22
        Common stock $.001 par value
          Authorized - 100,000,000 shares
          Issued and outstanding - 15,752,773
             and 12,451,815                                                                        15,752             12,451
        Additional paid-in capital                                                             48,400,611         23,169,510
        Accumulated deficit                                                                    (6,268,292)        (4,309,853)
        Deferred accretion, net                                                                (1,396,267)                --
                                                                                             ------------       ------------
          Total stockholders' equity                                                           40,751,826         18,872,130
                                                                                             ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $80,404,973        $43,192,937
                                                                                             ============       ============










          See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                Three Months Ended June 30,
                                                                                ------------------------------
                                                                                    1996               1995
                                                                                -----------        -----------
Revenue                                                                          $8,982,716         $4,597,949

Cost of sales                                                                     3,499,773          1,962,420
                                                                                -----------        -----------

Gross profit                                                                      5,482,943          2,635,529

Operating expenses:
   Selling, general and administrative                                            5,162,715          2,145,616
   Depreciation and amortization                                                  1,161,917            270,262
   Research and development                                                         249,594                 --
   Corporate                                                                        548,805            161,478
                                                                                -----------        -----------
                                                                                  7,123,031          2,577,356
                                                                                -----------        -----------

      Operating (loss) income                                                    (1,640,088)            58,173

Other income (expense):
   Interest income                                                                   92,387              4,718
   Interest expense                                                                (425,905)          (219,117)
   Miscellaneous, net                                                               156,276            199,174
                                                                                -----------        -----------
                                                                                   (177,242)           (15,225)
                                                                                -----------        -----------
(Loss) income before income tax expense and
   allocation to minority interest                                               (1,817,330)            42,948

Income tax expense                                                                    3,193                 --
                                                                                -----------        -----------

(Loss) income before allocation to minority interest                             (1,820,523)            42,948

Allocation to minority interest                                                     (83,717)                --
                                                                                -----------        -----------

Net (loss) income                                                                (1,736,806)            42,948

Dividends to preferred shareholders                                                (221,633)                --
                                                                                -----------        -----------

Net (loss) income allocable to common shareholders                              $(1,958,439)       $    42,948
                                                                                ===========        ===========

  Net (loss) income per share                                                   $     (0.14)       $      0.01
                                                                                ===========        ===========

Weighted average number of
     common shares outstanding                                                   13,760,904          5,512,303
                                                                                ===========        ===========














          See accompanying notes to consolidated financial statements

                                 INDENET, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended June 30, 1996
                                  (Unaudited)





                                                                      Preferred Stock                  Common Stock
                                                                ---------------------------     ---------------------------
                                                                Number of       Preferred       Number of         Common
                                                                  Shares          Stock           Shares          Stock
                                                                ------------  -------------     ----------------------------
Balance at April 1, 1996                                            216,667             $22      12,451,815         $12,451

Issuance of Series A Preferred Stock                                  1,200               -               -               -

Exercise of warrants                                                      -               -         128,876             129

Shares issued for purchase of CCMS                                        -               -         587,612             588

Shares issued for purchase of Enterprise                                  -               -       2,276,200           2,276

Cashless exercise of stock options                                        -               -         308,270             308

Deferred interest payable in
  common stock                                                            -               -               -               -

Deferred accretion on Series A
  Preferred Stock                                                         -               -               -               -

Amount to be paid in common stock
  related to stated accretion on
  Series A Preferred Stock                                                -               -               -               -

Change in deferred accretion                                              -               -               -               -

Preferred stock dividends                                                 -               -               -               -

Net loss                                                                  -               -               -               -
                                                               ------------    ------------    ------------    ------------
Balance at June 30, 1996                                            217,867             $22      15,752,773         $15,752
                                                               ============    ============    ============    ============



                                                                  Additional
                                                                   Paid-in       Accumulated       Deferred
                                                                   Capital         Deficit        Accretion         Total
                                                              ---------------------------------------------------------------
Balance at April 1, 1996                                          $23,169,510     $(4,309,853)   $          -     $18,872,130

Issuance of Series A Preferred Stock                               11,183,606               -               -      11,183,606

Exercise of warrants                                                  289,570               -               -         289,699

Shares issued for purchase of CCMS                                  2,647,339               -               -       2,647,927

Shares issued for purchase of Enterprise                            8,665,494               -               -       8,667,770

Cashless exercise of stock options                                       (308)              -               -               -

Deferred interest payable in
  common stock                                                        847,000               -               -         847,000

Deferred accretion on Series A
  Preferred Stock                                                   1,478,400               -      (1,478,400)              -

Amount to be paid in common stock
  related to stated accretion on
  Series A Preferred Stock                                            120,000               -               -         120,000

Change in deferred accretion                                                -               -          82,133          82,133

Preferred stock dividends                                                   -        (221,633)              -        (221,633)

Net loss                                                                    -      (1,736,806)              -      (1,736,806)
                                                                 ------------    ------------    ------------    ------------
Balance at June 30, 1996                                          $48,400,611     $(6,268,292)    $(1,396,267)    $40,751,826
                                                                 ============    ============    ============    ============









          See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      Three Months Ended June 30,
                                                                                  ---------------------------------
                                                                                        1996               1995
                                                                                  --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 $ (1,736,806)     $      42,948
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                                    1,161,917            270,262
      Provision for losses on accounts receivable                                         13,301            (24,897)
      Amortization of deferred interest                                                   93,042
      Allocation of loss to minority interest                                            (83,717)                 -
      Gain on sale of building                                                          (128,811)
      Changes in operating assets and liabilities:
        Restricted cash                                                                    3,340            688,826
        Accounts receivable                                                           (1,231,572)           124,382
        Inventories                                                                     (884,669)           (25,285)
        Prepaid expenses                                                                  14,419            (34,250)
        Other assets                                                                     (86,965)             3,667
        Accounts payable and accrued expenses                                            800,565           (544,320)
        Deferred revenue                                                                 183,935                  -
        Other long-term liabilities                                                       55,710                  -
                                                                                    ------------      -------------
NET CASH (USED IN)  PROVIDED BY OPERATIONS                                            (1,826,311)           501,333
                                                                                    ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (851,174)           (47,047)
  Capitalized software costs                                                            (834,822)                 -
  Deferred financing costs                                                              (234,140)                 -
  Proceeds from sale of building                                                       1,158,186                  -
  Cash used to acquire CCMS                                                           (1,036,522)                 -
  Cash used to acquire Enterprise                                                    (10,000,000)                 -
  Cash of acquired entity CCMS                                                           276,779                  -
  Cash of acquired entity Enterprise                                                     603,839                  -
  Collection of note receivable                                                                -            467,805
                                                                                    ------------      -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  (10,917,854)           420,758
                                                                                    ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                                          (1,896,256)          (360,998)
  Proceeds from exercise of warrants                                                     289,699            717,521
  Proceeds from private placements                                                    13,683,606                  -
  Dividends on preferred stock                                                           (19,500)                 -
                                                                                    ------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             12,057,549            356,523
                                                                                    ------------      -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (686,616)         1,278,614
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        3,818,133            479,534
                                                                                    ------------      -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $  3,131,517      $   1,758,148
                                                                                    ============      =============





          See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (Unaudited)




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                                        $      356,568    $       125,000
  Income taxes                                                                             3,193                  -

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

Effective May 24, 1996, in connection with a Share Purchase Agreement with
  Enterprise Systems Group Limited, ("Enterprise") the Company received assets of approximately $16,961,000 and assumed liabilities of approximately $8,281,000 in exchange for $10,000,000 in cash, notes payable of $5,000,000, and 2,276,200 shares of the Company's common stock valued at $3.81 per share.





















          See accompanying notes to consolidated financial statements

                                 INDENET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1996 included in the Company's Form 10-KSB/A. Also included in this Form 10-KSB/A are pro-forma financial statements of the Company, Mediatech, Inc. ("Mediatech"), Channelmatic, Inc. ("Channelmatic"), Starcom Television Services, Inc. ("Starcom"), Cable Computerized Management Systems, Inc. ("CCMS") and Enterprise Systems Group Limited ("Enterprise") for the year ended March 31, 1996. The results of operations for the three-month period ended June 30, 1996 is not necessarily indicative of the results for the year ending March 31, 1997.

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

2 The Company leases office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three-months ended June 30, 1996 and 1995 was $205,118 and $197,075. The Company also leases office space in Alpine, California from a director who was the sole shareholder of Channelmatic. Total rent expense paid to the officer for the three--months ended June 30, 1996 was $19,500.

3 Net loss per share is calculated by taking the sum of the net loss plus preferred dividends divided by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

4. On April 29, 1996, the Company completed a private placement of Series A Preferred Stock ("the Preferred Stock") for $12.0 million, the net proceeds of which were used primarily for the acquisition of Enterprise. The placement consisted of 1,200 shares of the Preferred Stock with a 6% annual accretion. The Preferred Stock is convertible into common stock based on 85% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date, but not to exceed $7.00 per share. The Preferred Stock will automatically convert into Common Stock in April 1999. The Common Stock carries registration rights and the Company has the option to repurchase the Preferred Stock at the time of conversion at an 18% premium to the principal amount and has the right to call the Preferred Stock at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of June 30, 1996, no shares of Common Stock have been issued resulting from conversion of the

         Preferred Stock. Subsequent to June 30, 1996,approximately $1.8 million of the Preferred Stock had been converted, resulting in the issuance of approximately 650,000 shares of the Company's Common Stock. The Company is currently renegotiating the terms of the Preferred Stock with the holders of the Preferred Stock.

         The Company recorded $1,478,400 in deferred accretion. The amount represents an implied additional dividend rate of 12.3% based on the fair market value of the 85% conversion feature and is being amortized over the three year period ending on the automatic conversion date. During the quarter ended June 30, 1996, $82,133 was amortized as dividends.


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

         The Company recorded $847,000 as a deferred interest asset. The amount represents an implied discount rate of 15.4% based on the fair market value of the 82% conversion features of both the $2.5 million and $3.0 million notes, and is being amortized over the two year period ending on the note maturity dates. During the quarter ended June 30, 1996, $93,042 was amortized as interest expense.


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

         Pro-forma adjustments include amortization of allocated costs in connection with the purchases, interest expense on shareholder notes, and accretion from Series A Preferred Stock..




                                The Company       CCMS      Enterprise       Combined                        Pro forma
                                 3 months       1 month      2 months        3 months                        3 months
                                   Ended          Ended        Ended          Ended       Pro forma            Ended
                                 6/30/96         4/30/96      5/31/96        6/30/96      Adjustments         6/30/96
                                ---------------------------------------------------------------------------------------
Revenue                          $ 8,982,716      $193,877  $ 2,640,834    $ 11,817,427                    $ 11,817,427
Cost of sales                      3,499,773             -      291,465       3,791,238                       3,791,238
Net (loss) income                 (1,736,806)       48,818      (86,541)     (1,774,529)    (248,604)        (2,023,133)
Dividends                           (221,633)                                  (221,633)    (101,067)          (322,700)
Net(loss) income
applicable to Common
shareholders                     $(1,958,439)      $48,818     $(86,541)    $(1,996,162)    (349,671)       $(2,345,833)
Net loss per share               $     (0.14)                                                               $     (0.15)
Number of shares                  13,760,904                                                                 15,408,651

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

Depreciation and Amortization

The increase in depreciation and amortization from the prior period was primarily a result of the consolidation of the depreciation and amortization of the subsidiaries acquired subsequent to the comparable prior period. Prior period's depreciation and amortization consisted of depreciation and amortization of Mediatech and IndeNet. Depreciation and amortization for Mediatech remained consistent with prior period; however depreciation and amortization for IndeNet increased by $635,095 from $131,430 to $766,525 due to depreciation and amortization of goodwill and purchase price allocation of equipment and customer list of the subsidiaries acquired subsequent to the comparable prior period. It is anticipated that depreciation and amortization in future periods will increase in comparison to depreciation and amortization in the current period due to (i) the consolidation of the subsidiaries acquired during the current period for a full reporting period and (ii) a full period of amortization of excess purchase price for those acquisitions.


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


Interest Expense

Interest expense increased $206,788 from $219,117 to $425,905 for the three-months ended June 30, 1996 compared to the prior period due to (i) the inclusion of interest expense of the companies acquired subsequent to the comparable prior period, (ii) interest expense incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of each of those acquisitions, and (iii) interest expense incurred on the promissory notes delivered by IndeNet as a result of the financing activities. Interest expense is expected to increase in future periods due to the consolidation of interest expense for the companies acquired during the three months ended June 30, 1996 and interest expense for a full reporting period incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of Enterprise.


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

In August 1996, the Company announced that, due to unusual trading activity in its publicly traded common stock, it would no longer permit the conversion of the Series A Preferred Stock or the two outstanding convertible notes. The Company has initiated discussions with the holders of the preferred stock and the convertible notes in order to restructure those securities as non-convertible debt instruments or to otherwise restrict the conversion features. In the event that the Company is successful in its renegotiation of the preferred stock, the Company's long-term indebtedness would increase by approximately $10.2 million, and its on-going debt service obligations would significantly increase. In connection with the renegotiation of the foregoing securities, the Company is also considering raising additional equity capital for the purpose of redeeming or prepaying the Series A Preferred Stock and convertible notes. However, unless the Company is successful in raising such additional equity, the Company would be unable to redeem the preferred stock and convertible notes. In addition, unless the Company is able to renegotiate the terms of the preferred stock and convertible notes, the Company may be engaged in protracted litigation with the holders of such securities, which litigation could be expensive and further negatively impact the Company's liquidity.

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


                                  INDENET, INC.



Signed                            By: /s/ Richard J. Parent
                                  ---------------------------------------
                                          Richard J. Parent
                                          Chief Financial Officer and Corporate
                                                Secretary  (Principal Financial
                                                and Chief Accounting Officer)