Form 10QSB
period 1996-12-31
INDENET INC
filed 1997-02-14
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended December 31, 1996

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

          16000 Ventura Boulevard., Suite 700, Encino, California 91436
                     (Address of principal executive office)


-------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (818) 461-8525

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

                                  Yes   X     NO
                                      -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,906,829 Shares of Common Stock, Par Value $.001 as of February 12, 1997.

                                  INDENET, INC.

                                      INDEX



PART I.     FINANCIAL INFORMATION:

            Item 1.  Financial Statements:

                                                                           Page
                                                                            No.
                Consolidated Balance Sheet --
                December 31, 1996 and March 31, 1996.......................   1

                Consolidated Statement of Operations --Three-months and
                Nine-months Ended December 31, 1996 and 1995...............   3

                Consolidated Statement of Changes in Stockholders'
                Equity -- Nine-months Ended December 31, 1996..............   4

                Consolidated Statement of Cash Flows --
                Nine-months Ended December 31, 1996 and 1995...............   5

                Notes to Consolidated Financial Statements.................   7

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.........................................  11



PART II.    OTHER INFORMATION:

            Item 6.  Exhibits and Reports on Form 8-K......................  16

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS


                                                         December 31,      March 31,
                                                             1996             1996
                                                        -------------    -------------
Current assets:
    Cash and cash equivalents                           $   1,363,166    $   3,818,133

    Restricted cash                                         1,574,264          453,340

    Accounts and other receivables, net of allowance
         for doubtful accounts                             10,737,018        5,159,651

    Inventories                                             2,245,491        2,143,927
    Prepaid expenses                                          824,922          209,822
                                                        -------------    -------------

Total current assets                                       16,744,861       11,784,873

Property and equipment, less accumulated
    depreciation and amortization                          13,837,929       13,646,419

Capitalized costs, net                                     10,206,581          485,930
Other long-term assets                                        356,116          525,387
Deferred financing costs, net                                    --            235,771
Customer list, net                                         14,446,010             --
Goodwill, net                                              15,389,323       16,514,557
                                                        -------------    -------------

TOTAL ASSETS                                            $  70,980,820    $  43,192,937
                                                        =============    =============


          See accompanying notes to consolidated financial statements.

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      December 31,       March 31,
                                                                          1996              1996
                                                                     --------------    --------------
Current liabilities:
     Accounts payable and accrued expenses                           $   13,620,058    $    7,667,159
     Deferred income                                                      3,120,846              --
     Notes payable, current portion                                       5,289,985         1,047,694
     Notes payable to shareholders of acquired companies,
           current portion                                                  915,397         1,197,226
                                                                     --------------    --------------

Total current liabilities                                                22,946,286         9,912,079

     Notes payable to shareholders of acquired companies,
           net of current portion                                         9,170,130         4,676,221
     Notes payable, net of current portion                                9,839,515         8,152,051
     Deferred income taxes                                                1,265,899              --
     Other long-term liabilities                                             55,616              --
                                                                     --------------    --------------

TOTAL LIABILITIES                                                        43,277,446        22,740,351

Minority interest                                                           983,785         1,580,456

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, $.0001 par value
       Authorized - 1,200 shares
       998 issued and outstanding                                                 1              --
     Preferred stock, Series B, $.0001 par value
       Authorized - 40,000,000 shares
       216,667 issued and outstanding                                            22                22
     Common stock $.001 par value
       Authorized - 100,000,000 shares
       Issued and outstanding - 16,881,573
          and 12,451,815                                                     16,880            12,451
     Additional paid-in capital                                          49,141,362        23,169,510
     Accumulated deficit                                                (23,297,445)       (4,309,853)
     Foreign currency translation adjustment                                858,769              --
                                                                     --------------    --------------
       Total stockholders' equity                                        26,719,589        18,872,130
                                                                     --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   70,980,820    $   43,192,937
                                                                     ==============    ==============



           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended December 31,     Nine Months Ended December 31,
                                              --------------------------------    --------------------------------
                                                   1996              1995              1996              1995
                                              --------------    --------------    --------------    --------------
Revenue                                       $   11,991,331    $    4,930,388    $   33,821,850    $   13,558,661

Cost of sales                                      4,023,781         2,221,925        12,608,036         5,848,202
                                              --------------    --------------    --------------    --------------

Gross profit                                       7,967,550         2,708,463        21,213,814         7,710,459

Operating expenses:
      Selling, general and administrative          7,276,924         2,388,415        19,843,681         6,518,721
      Depreciation and amortization                1,795,672           563,126         4,669,602         1,309,661
      Research and development                       121,815            32,258           635,402           174,960
      Corporate                                      451,489           409,271         1,624,021           779,055
      Non-cash write-down of assets                8,545,563              --           8,545,563              --
      Restructuring charges                        1,581,500              --           1,581,500              --
                                              --------------    --------------    --------------    --------------
                                                  19,772,963         3,393,070        36,899,769         8,782,397
                                              --------------    --------------    --------------    --------------

          Operating loss                         (11,805,413)         (684,607)      (15,685,955)       (1,071,938)

Other income (expense):
      Interest income                                 39,638            54,345           189,146           101,395
      Non-cash interest expense                         --                --            (847,000)             --
      Interest expense                              (524,055)         (185,034)       (1,385,790)         (554,740)
      Settlement of lawsuit                             --                --                --             145,000
      Miscellaneous, net                              33,869            16,584           224,596            54,904
                                              --------------    --------------    --------------    --------------
                                                    (450,548)         (114,105)       (1,819,048)         (253,441)
                                              --------------    --------------    --------------    --------------
Loss before income tax expense and
      allocation to minority interest            (12,255,961)         (798,712)      (17,505,003)       (1,325,379)

Income tax expense                                    68,432              --             125,872             2,484
                                              --------------    --------------    --------------    --------------

Loss before allocation to minority interest      (12,324,393)         (798,712)      (17,630,875)       (1,327,863)

Allocation to minority interest                     (272,255)          (51,870)         (596,671)          (51,870)
                                              --------------    --------------    --------------    --------------

Net loss                                         (12,052,138)         (746,842)      (17,034,204)       (1,275,993)

Dividends to preferred shareholders                 (172,650)          (19,500)       (1,953,388)          (39,000)
                                              --------------    --------------    --------------    --------------

Net loss allocable to common shareholders     $  (12,224,788)   $     (766,342)   $  (18,987,592)   $   (1,314,993)
                                              ==============    ==============    ==============    ==============

Net loss per share                            $        (0.71)   $        (0.08)   $        (1.21)   $        (0.17)
                                              ==============    ==============    ==============    ==============

Weighted average number of
     common shares outstanding                    17,114,389         9,660,288        15,736,345         7,612,723
                                              ==============    ==============    ==============    ==============



           See accompanying notes to consolidated financial statements

                                 INDENET, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months Ended December 31, 1996
                                  (Unaudited)


                                                                            Preferred Stock                   Common Stock
                                                                    ------------------------------   ------------------------------
                                                                      Number of       Preferred        Number of         Common
                                                                       Shares            Stock           Shares           Stock
                                                                    -------------    -------------   -------------    -------------
Balance at April 1, 1996                                                  216,667    $          22      12,451,815    $      12,451

Issuance of Series A Preferred Stock                                        1,200                1            --               --

Exercise of warrants                                                         --               --           178,876              179

Shares issued for purchase of CCMS                                           --               --           587,612              588

Shares issued for purchase of Enterprise                                     --               --         2,276,200            2,276

Adjustment to purchase price
   of Starcom acquisition                                                                                 (362,500)            (363)

Cashless exercise of employee
  stock options                                                              --               --           311,596              311

Stock issued for settlement of
  accounts payable                                                                                          98,595               99

Shares issued from conversion of Series
  A Preferred Stock                                                          (202)            --           735,523              735

Shares issued for the conversion
  of convertible debt to Common Stock                                        --               --           487,694              488

Shares issued for the conversion
  of shareholder notes to Common Stock                                       --               --           116,162              116

Deferred interest payable in
  Common Stock                                                               --               --              --               --

Deferred accretion on Series A
  Preferred Stock                                                            --               --              --               --

Amount to be paid in Common Stock
  related to stated accretion on
  Series A Preferred Stock                                                   --               --              --               --

Preferred stock dividends                                                    --               --              --               --

Net loss                                                                     --               --              --               --

Foreign currency translation adjustment                                      --               --              --               --
                                                                    -------------    -------------   -------------    -------------

Balance at December 31, 1996                                              217,665    $          23      16,881,573    $      16,880
                                                                    =============    =============   =============    =============

                                                                                                   Foreign
                                                  Additional                                       Currency
                                                   Paid-in        Accumulated        Deferred     Translation
                                                   Capital          Deficit         Accretion      Adjustment        Total
                                                -------------    -------------    -------------   -------------   -------------
Balance at April 1, 1996                        $  23,169,510    $  (4,309,853)   $        --     $        --     $  18,872,130

Issuance of Series A Preferred Stock               11,183,605             --               --              --        11,183,606

Exercise of warrants                                  414,520             --               --              --           414,699

Shares issued for purchase of CCMS                  2,647,339             --               --              --         2,647,927

Shares issued for purchase of Enterprise            8,665,494             --               --              --         8,667,770

Adjustment to purchase price
   of Starcom acquisition                          (1,449,637)            --               --              --        (1,450,000)

Cashless exercise of employee
  stock options                                          (311)            --               --              --              --

Stock issued for settlement of
  accounts payable                                    311,085             --               --              --           311,184

Shares issued from conversion of Series
  A Preferred Stock                                      (735)            --               --              --              --

Shares issued for the conversion
  of convertible debt to Common Stock               1,226,396             --               --              --         1,226,884

Shares issued for the conversion
  of shareholder notes to Common Stock                232,208             --               --              --           232,324

Deferred interest payable in
  Common Stock                                        847,000             --               --              --           847,000

Deferred accretion on Series A
  Preferred Stock                                   1,478,400             --         (1,478,400)           --              --

Amount to be paid in Common Stock
  related to stated accretion on
  Series A Preferred Stock                            416,488             --               --              --           416,488

Preferred stock dividends                                --         (1,953,388)       1,478,400            --          (474,988)

Net loss                                                 --        (17,034,204)            --              --       (17,034,204)

Foreign currency translation adjustment                  --               --               --           858,769         858,769
                                                -------------    -------------    -------------   -------------   -------------
Balance at December 31, 1996                    $  49,141,362    $ (23,297,445)   $        --     $     858,769   $  26,719,589
                                                =============    =============    =============   =============   =============




           See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        Nine Months Ended December 31,
                                                                       --------------------------------
                                                                            1996               1995
                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (17,034,204)   $   (1,275,993)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                      4,669,602         1,309,661
         Provision for losses on accounts receivable                           13,301           (43,812)
         Amortization of deferred interest                                    847,000              --
         Non-cash write-down of assets                                      8,545,563
         Provision for restructuring charges                                1,581,500
         Allocation of loss to minority interest                             (596,671)          (51,870)
         Gain on sale of building                                            (128,811)             --
         Changes in operating assets and liabilities:
            Restricted cash                                                   451,444           688,826
            Accounts receivable                                            (1,909,342)          368,256
            Inventories                                                      (100,457)           24,586
            Prepaid expenses                                                 (178,025)          (79,951)
            Other assets                                                      169,271            (4,703)
            Accounts payable and accrued expenses                           1,961,625          (341,335)
            Deferred income                                                   (52,052)             --
            Other long-term liabilities                                        38,226              --
                                                                       --------------    --------------
NET CASH (USED IN)  PROVIDED BY OPERATIONS                                 (1,722,029)          593,665
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (1,753,366)         (986,991)
    Capitalized costs                                                      (3,442,902)           13,862
    Deferred financing costs                                                 (446,721)             --
    Proceeds from sale of building                                          1,158,186              --
    Cash used to acquire Channelmatic                                            --            (755,000)
    Cash used to acquire CCMS                                              (1,036,522)             --
    Cash used to acquire Enterprise                                       (10,000,000)             --
    Cash of acquired entity Channelmatic                                         --             270,000
    Cash of acquired entity CCMS                                              276,779              --
    Cash of acquired entity Enterprise                                        656,771              --
    Collection of note receivable                                                --             526,472
                                                                       --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                     (14,587,775)         (931,657)
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                               (184,968)         (886,816)
    Proceeds from note payable from private placement                       2,500,000              --
    Proceeds from exercise of warrants and options                            414,699         4,852,191
    Proceeds from sale of preferred stock                                        --             145,400
    Purchase and cancellation of treasury stock                                  --            (100,000)
    Proceeds from private placement                                        11,183,606              --
    Dividends on preferred stock                                              (58,500)          (34,500)
                                                                       --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  13,854,837         3,976,275
                                                                       --------------    --------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,454,967)        3,638,283
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             3,818,133           479,534
                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $    1,363,166    $    4,117,817
                                                                       ==============    ==============



           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest                                $       778,545     $       125,000
    Income taxes                                    250,167                 --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Effective May 16, 1996, in conjunction with an Agreement and Plan of Merger with Cable Computerized Management Systems, Inc., ("CCMS") the Company received assets of approximately $568,000 (including cash of $276,779) and assumed liabilities of approximately $366,000 in exchange for $1,036,522 in cash and 587,612 shares of the Company's common stock valued, for book purposes, at $4.48 per share.

Effective May 24, 1996, in connection with a Share Purchase Agreement with
    Enterprise Systems Group Limited, ("Enterprise") the Company received assets of approximately $16,961,000 (including cash of $656,771) and assumed liabilities of approximately $8,281,000 in exchange for $10,000,000 in cash, notes payable of $5,000,000, and 2,276,200 shares of the Company's common stock valued, for book purposes, at $3.81 per share.

In July 1996, the holder of convertible debt converted debt of $1,215,000 and accrued interest of $11,884 into 487,694 shares of common stock.

During the nine months ended December 31, 1996, the Company issued 98,595 shares of common stock as payment for accounts payable totaling $311,184.

During the nine months ended December 31, 1996, the Company recorded deferred interest of $847,000 related to the placement of convertible notes totaling $5.5 million. The amount was fully amortized and charged to interest expense during the same period (see Note 4).

During the nine months ended December 31, 1996, the Company recorded deferred dividends of $1,478,400 related to the issuance of convertible Series A Preferred Stock. The amount was recognized as dividends in full during the same period (see Note 4).

During the nine months ended December 31, 1996, the Company recorded $416,488 of accretion, to be paid in Common Stock, related to Series A Preferred Stock.


           See accompanying notes to consolidated financial statements

                                  INDENET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature (except for the restructuring charges and write-down of assets as discussed in Notes 8 and 9), necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1996 included in the Company's Form 10-KSB/A for the fiscal year ended March 31, 1996. Also included in the Form 10-KSB/A are pro-forma financial statements of the Company, Mediatech, Inc. ("Mediatech"), Channelmatic, Inc. ("Channelmatic"), Starcom Television Services, Inc. ("Starcom"), Cable Computerized Management Systems, Inc. ("CCMS") and Enterprise Systems Group Limited ("Enterprise") for the year ended March 31, 1996. The results of operations for the three and nine-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

         Included in this interim report are pro-forma financial results of operations for the nine-months ended December 31, 1996 for the Company, Mediatech, Channelmatic, Starcom, CCMS (acquired effective May 1, 1996) and Enterprise (acquired effective June 1, 1996).

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

2 The Company leases office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three-months ended December 31, 1996 and 1995 was $183,551 and $217,078, and for the nine-months ended December 31, 1996 and 1995 was $572,218 and $652,337. The Company also leases office space in Alpine, California from a director who was the sole shareholder of Channelmatic. Total rent expense paid to the director for the three and nine-months ended December 31, 1996 was $19,500 and $58,500.

3 Net loss per share is calculated by taking the sum of the net loss plus preferred stock dividends divided by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock and debt, have not been included since their effect would be anti-dilutive.

4. On April 29, 1996, the Company completed a private placement of Series A Preferred Stock ("the Preferred Stock") for $12.0 million, the net proceeds, after costs of approximately $800,000, of which were used primarily for the acquisition of Enterprise. The placement consisted of 1,200 shares of the Preferred Stock with a 6% annual accretion. The Preferred Stock was convertible into common stock based on 85% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date, but not to exceed $7.00 per share. The Common Stock carries registration rights and the Company had the option to repurchase the Preferred Stock at the time of conversion at an 18% premium to the principal amount and has the right to call the Preferred Stock at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of December 31, 1996, $2.0 million of the Preferred Stock had been converted, resulting in the issuance of approximately 736,000 shares of the Company's Common Stock.

         Effective September 30, 1996, the Company and the holders of 76%, or $7.71 million of the $10.2 million outstanding Series A Preferred Stock agreed to exchange their shares for a new Series C Preferred Stock (the "Series C"). The exchange is contingent upon obtaining the approval of the Company's stockholders. A special meeting of the stockholders has been scheduled for February 13, 1997. The Series C has the following features: Conversion into common stock is fixed at $5.00, no conversions can occur for six months, it is non-voting and bears an 8% accretion rate. After a nine-month lock-up period, conversion into common stock is limited to 10% of Series C shares per month. At the time of exchange, the holders will also receive common stock purchase warrants with an exercise price of $5.00; the number of which will equal 10% of the issue price of their Series C shares divided by $5.00. Up to 3.9% of the original Preferred Stock issuance may be converted during the first 90 day period and up to 3.9% during the next 90 day period at a conversion price of $3.32 per share.

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

         During the nine-months ended December 31, 1996, the Company recorded a deferred accretion charge of $1,478,400 and fully amortized that amount into dividends. The deferred accretion amount related to the issuance of convertible Series A Preferred Stock. The amount represents an implied additional dividend rate of 12.3% based on the fair market value of the 85% conversion feature. The amount was amortized over the period from the issuance date through the date in which the preferred stock was convertible into common stock.

         On May 24, 1996, the Company completed a private placement of a $2.5 million Convertible Note ("the Note") to a single accredited institutional investor, which funds were used primarily for product development. The investor was the same investor who invested $4.0 million of a private placement in February 1996 for approximately 225,000 shares of common stock and a $3.0 million Convertible Note. The $2.5 million Note accrued interest at a rate of 7% annually, payable quarterly in cash or the Company's Common Stock (at the Company's option) and had a term of two years. The principal amount of the Note, together with interest was convertible into common stock at a conversion rate based on 82% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date. The Company had the right to convert all or part of the Note any time after 210 days from the closing date into the underlying stock. In addition, the Note was redeemable for cash in whole or in part anytime after 120 days from closing in an amount equal to 122% of the principal balance of the Note. In July 1996, the holder of the $3.0 million Convertible Debt converted approximately $1.2 million of the Note. The conversion resulted in the Company issuing to the holder 487,694 shares of Company's Common Stock.

         During the nine-months ended December 31, 1996, the Company recorded a deferred interest charge of $847,000 and fully amortized that amount as a charge to interest expense. The deferred interest charge related to the placement of convertible notes totaling $5.5 million. The amount of interest expense represents an implied discount rate of 15.4% based on the fair market value of the 82% conversion features of both the $3.0 million and $2.5 million notes, and was amortized over the period from effective date through the dates in which the notes are convertible into common stock.

         In September 1996, the Company and the investor held negotiations to restructure certain of the terms of the convertible notes, including the elimination the conversion feature of the original issuance, and the conversion of the obligation into subordinate notes due in two years. The renegotiated terms called for the total obligation to be repaid by the issuance of approximately 350,000 shares of the Company's Common Stock, and $4.285 million payable in cash in quarterly installments of $350,000 beginning December 31, 1996 with principal and interest amortized over 3 years at an interest rate of 8% per annum and a balloon payment due in 2 years. The 350,000 shares of Common Stock were to be locked-up and escrowed with 50,000 of the shares to be free trading after 45 days from the date of close and the balance of 300,000 shares to be free trading after 6 months at a rate of 50,000 shares per month. The Company was to have the right to redeem at any time within 6 months the 300,000 escrowed shares at the value in which the shares were issued and any remaining note balance at face value. In two letters received in January and February 1997, the investor has denied the existence of an agreement to restructure the notes and has demanded that the notes be repaid or be converted into common stock. The Company has not reflected the renegotiated terms in this Form 10-QSB due to foregoing information obtained during January and February 1997. See LIQUIDITY AND CAPITAL RESOURCES for further information.

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

         The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of $15,044,142 is included in Customer List and is being amortized over 15 years. The result of operations of Enterprise are included in the following unaudited pro forma results of operations. Included in Notes Payable is an Enterprise bank loan of approximately $1.3 million which is secured by a like amount included in Restricted Cash. Also included in Capitalized Software Costs at purchase date was Enterprise capitalized software costs of approximately $12.0 million.

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


                        The Company       CCMS      Enterprise      Combined                    Pro forma
                         9 months       1 month      2 months       9 months      Pro forma      9 months
                           Ended         Ended         Ended          Ended        Adjust-        Ended
                         12/31/96       04/30/96     05/31/96       12/31/96        ments        12/31/96
                      ---------------------------------------------------------------------------------------
Revenue                 $ 33,821,850  $    195,742  $ 2,489,505    $ 36,507,097   $      --   $  36,507,097
Cost of sales             12,608,036           --       217,269      12,825,305                  12,825,305
Net (loss) income        (17,034,204)       48,818      (95,067)    (17,080,453)    (248,690)   (17,329,143)
Preferred stock
dividends                 (1,953,388)          --           --       (1,953,388)     (60,000)    (2,013,388)
Net (loss) income
allocated to common
shareholders
                        $(18,987,592) $     48,818  $   (95,067)   $(19,033,841)  $ (308,690)  $(19,342,531)
Net loss per share      $      (1.21)                                                          $      (1.19)
Number of shares          15,736,345                                                             16,281,600

7. The Company purchased Starcom in February 1996 in a stock-for-stock exchange pursuant to which the number of shares that the Company had to pay the former stockholders of Starcom was based on a formula and was to be paid after the close of fiscal 1996. A disagreement arose between the Company and the former stockholders regarding the application of the formula. In September 1996, the Company and the stockholders resolved their differences, and the Company has issued to the stockholders all of the shares of the Company's common stock that was due under the purchase price. The total number of shares issued to the stockholders of Starcom was 637,500 shares.

8. During the three months ended December 31, 1996, the Company wrote down assets totaling $8.5 million. This was caused by changes in business affecting the realization of these assets. The assets written-down were goodwill and capitalized costs. The Company wrote-down those assets as it determined that the carrying value of these assets may not be recoverable. In determining the amount of the impairment loss, the fair value of the assets were calculated as the sum of the discounted cash flows estimated to be generated from the utilization of the respective assets.

9. During the three months ended December 31, 1996, the Company recorded a restructuring charge of $1.6 million. The charge and corresponding reserve are related primarily to the estimated employee termination benefits and exit costs that the Company expects to incur in its business integration plan. The restructuring reserve is included in accounts payable and accrued expenses.

                                  INDENET, INC.

FORWARD-LOOKING STATEMENTS

         In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1996, the Quarterly Reports on Form 10-QSB and Form 10-QSB/A filed by the Company in fiscal 1997 and any Current Reports on Form 8-K by the Company.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three and nine-month periods ended December 31, 1995, the operations of the Company were conducted solely through its subsidiaries Mediatech (beginning February 1995) and Channelmatic (beginning December 1995). The results of operations for the three and nine-month periods ended December 31, 1996 include the operations of the IndeNet. Inc.'s subsidiaries Mediatech, Channelmatic, Starcom, CCMS (since its acquisition which is accounted for commencing May 1, 1996) and Enterprise (since its acquisition which is accounted for commencing June 1, 1996).


Revenue

         The increase in revenue in the current three and nine-month periods over the prior periods was primarily a result of the consolidation of revenue from the three subsidiaries acquired subsequent to the comparative prior periods. Revenue for Mediatech and Channelmatic in the current periods were consistent with revenues of the comparable prior periods. In addition, because Enterprise and CCMS were acquired during the current nine-month period, only a portion of their nine-month financial results are included herein. Accordingly, it is anticipated that revenue in future periods for the Company on a consolidated basis will increase in comparison to revenue in the current nine-month period due to consolidation of revenue from the subsidiaries acquired during the current periods for a full reporting period.


Cost of Sales

         The increase in cost of sales in the current three and nine-month periods over the prior periods was primarily a result of the consolidation of the cost of sales of the three subsidiaries acquired subsequent to the comparative prior periods. Cost of sales as a percent of sales for Mediatech and Channelmatic in the current periods were consistent with that of the comparable prior periods. In addition, because Enterprise and CCMS were acquired during the current nine-month period, only a portion of their nine-month financial results are included herein. Accordingly, it is anticipated that cost of sales in future periods for the Company on a consolidated basis will increase in comparison to cost of sales in the current nine-month period due to consolidation of cost of sales from the subsidiaries acquired during the current periods for a full reporting period.

Selling, General and Administrative

         The increase in selling, general and administrative expense from the prior period was primarily a result of the consolidation of the selling, general and administrative expense of the three subsidiaries acquired subsequent to the comparative prior periods. It is anticipated that selling, general and administrative expense in future periods for the Company on a consolidated basis will increase in comparison to selling, general and administrative expense in the current nine-month period due to consolidation of the subsidiaries acquired during the current periods for a full reporting period.

Depreciation and Amortization

         The increase in depreciation and amortization from the prior periods was primarily a result of the consolidation of the depreciation and amortization of the subsidiaries acquired subsequent to the comparable prior periods and amortization of acquisition assets from the purchase of the subsidiaries. Prior periods' depreciation and amortization consisted of depreciation and amortization of Mediatech and IndeNet, Inc. It is anticipated that depreciation and amortization in future periods will increase in comparison to depreciation and amortization in the current nine-month period due to (i) the consolidation of the subsidiaries acquired during the current periods for a full reporting period and (ii) a full period of amortization of acquisition assets from the purchase of the subsidiaries.


Research and Development

         Research and development expense for the three and nine-months ended December 31, 1996 represent expenses primarily related to the research and development of Channelmatic products. There was no material research and development expense in the comparative prior periods. It is anticipated that research and development will increase in future periods related to continued research and development incurred by Channelmatic and potential research and development expense to be incurred by CCMS and Enterprise.


Corporate

         Corporate overhead represents general and administrative expenses related to the administration of IndeNet, Inc., exclusive of expenses of the subsidiaries. These expenses for three and nine-months ended December 31, 1996 increased by $42,218 and $844,966 compared to the comparative prior period. The increase is due to (i) additional personnel needed at the corporate level in overseeing the subsidiaries, continued corporate financings and evaluation and execution of mergers and acquisitions, (ii) Company advertising and promotion, and (iii) additional legal and other professional costs. It is anticipated that corporate expenses will remain constant (relative to the three-months ended December 31, 1996) in future periods.


Interest Income

         Interest income decreased $14,707 for the three-months ended December 31, 1996 and increased $87,751 for the nine-months ended December 31, 1996 compared to the comparable prior periods due primarily to the change in the average cash balance during the periods. It is expected that interest income will decrease in the future as a result of a lower cash balance through use of cash in funding of the Company's digital delivery system and capitalized software costs.

Interest Expense

Interest expense increased $339,021 and $831,050 for the three and nine-months ended December 31, 1996 compared to the prior periods due to (i) also the inclusion of interest expense of the subsidiaries acquired subsequent to the comparable prior periods, (ii) interest expense incurred on the promissory notes delivered by IndeNet, Inc. as partial payment of the purchase price of each of those subsidiaries and (iii) interest expense on the convertible note financing obtained by the IndeNet, Inc. since the end of the comparable 1995 periods. Interest expense is expected to increase in future periods due to the interest expense for a full reporting period incurred on the promissory notes delivered by IndeNet, Inc. as partial payment of the purchase price of Enterprise.

Income Tax Expense

         At December 31, 1996, the Company (excluding Channelmatic) has a net operating loss carryforward of approximately $9.5 million for federal income tax purposes of which $3.4 million is subject to a separate return limitation. The carryforward expires in varying amounts and years through 2011. This loss carryforward also gives rise to a deferred tax asset of approximately $3.8 million. This tax asset has a 100% valuation allowance as the Company cannot determine if it more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the three and nine-months ended December 31, 1996 represents U.K. and U.S. tax on Enterprise income and minimum state taxes paid for the various states in which the Company does business.

Minority Interest

         The allocation of net loss to minority interest for the periods presented represents the 33.33% minority interest in Channelmatic. The amount allocated to minority interest is expected to decrease in future periods based on improved operations of Channelmatic through cost reduction and sales contracts awarded subsequent to December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had approximately $1.4 million in cash and cash equivalents and a working capital deficit of approximately $6.2 million. During the nine-months ended December 31, 1996, cash and cash equivalents decreased by $2.5 million, and the Company used approximately $1.7 million in operations, primarily due to the operating loss of the Company and a decrease in working capital. The Company used approximately $14.6 million in investing activities, primarily for the purchases of CCMS and Enterprise, capital expenditures for the Company's proprietary digital delivery system, capitalized software costs, and deferred financing costs. Investing activities also include the non-recurring activities of (i) proceeds from the sale of an office building and (ii) cash from acquired companies CCMS and Enterprise. The Company generated approximately $13.8 million in financing activities, primarily from net proceeds of two private placements totaling approximately $14.0 million, offset by repayment of a $750,000 mortgage note from the sale of the underlying collateral and payments on related party notes payable.

         The Company anticipates funding its working capital needs for the next twelve months through (i) cash generated from operations, (ii) realization of cost savings through a company-wide integration plan, (iii) extending payments due on acquisition indebtedness owed by the Company to certain of its stockholders, (iv) increasing borrowings under existing Enterprise bank line-of-credit of up to $2.8 million, (v) obtaining a bank line-of-credit for Channelmatic, (vi) realization of a high gross profit on deferred income of $3.1 million, (vii) defer payments related to a restructuring reserve of $1.6 million, and (viii) renewal of existing line-of-credit for Enterprise. Enterprise's outstanding balance on its line-of-credit at December 31, 1996 is $2.4 million and is included in current liabilities because of its May 1997 expiration date. However, the terms of the line-of-credit provide for an annual renewal, which renewal has been granted for the past 8 years. Based on the operations of Enterprise and the relationship with its bank, the Company believes that it will be granted an annual renewal during fiscal 1998. Such projections are based on financial information that the Company has obtained from its acquired subsidiaries and is based on projected benefits to be derived from the on-going integration of the operations of the subsidiaries.

         In January 1997, the Company announced its plan to integrate the operations of its five subsidiaries and to reorganize the operations of the subsidiaries. Among other things, the Company plans to reduce its work force from 610 employees to 445 and to consolidate its 19 offices into 11 facilities. When fully implemented, the integration plan could reduce the Company's expenditures by as much as $8.0 million annually. The integration plan is currently being implemented, and no assurance can be given that the anticipated amount of cost reductions will, in fact, be realized or that the cost savings will be sufficient to offset the Company's working capital deficit.

         In the next twelve months, the Company estimates that it will have to spend approximately an additional $3.5 million to complete and deliver its digital delivery system. In addition, it estimates that it will need approximately $2.0 million in development of Enterprise's products. Channelmatic does not currently have the financial ability to fund such research and development expenses. Accordingly, in order to complete its proposed business plan, the Company will need to raise debt or equity capital to fund its capital expenses. The Company does not currently have any agreement in effect to raise the proceeds needed to complete its digital delivery system's planned expenditures. In order to fund Channelmatic's anticipated research and development and other working capital needs, the Company is also attempting to obtain a line-of-credit facility from institutional lenders. To date, the Company has not entered into any agreements to obtain any of the foregoing financing, and no assurance can be given that the Company will be able to raise the required amount of additional capital or that it will be able to obtain a credit facility for Channelmatic. The Company anticipates funding development of the Enterprise products through Enterprise's cash flow and borrowings under its existing line-of-credit. If the Company is unable to obtain the required additional capital, the Company will need to further restructure or consolidate its operations, reduce its projected research and development expenses, or otherwise revise its proposed business plan. Any such restructuring or reduction may detrimentally affect the future growth and operations of the Company. Due to the cost of the rollout of its digital delivery system, the operating losses and expenses expected to be borne during the period in which the industry adopts the new system, and the significant annual amortization resulting from the acquisitions of its various subsidiaries, the Company does not expect to generate profits in the near future. As a result, the Company's ability to obtain debt financing may be limited. The Company's ability to obtain equity funding will be dependent on various factors, including the market conditions for equity financing and the industry's perception of the Company's business and prospects. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet, Inc.'s subsidiaries to meet its anticipated capital expenditure requirements.

         During the nine-months ended December 31, 1996, the Company has been named as a defendant in two lawsuits. In the first lawsuit, the plaintiff is seeking $2,000,000 in damages for the Company's alleged breach of contract related to a prior financing arrangement. The Company does not believe that it breached the contract and is vigorously defending the lawsuit. Should the Company, however, be found to have breached its agreement with the plaintiff in that matter, the Company could be required to pay an amount of damages that could materially impact the Company's liquidity. In any event, because the Company is actively defending the lawsuit and because the Company has also filed a cross-complaint against the plaintiff, the Company expects that the lawsuit will be a protracted proceeding and, as a result, that the Company will be required to expend a significant amount of fees on the defense/prosecution of the case.

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

         In September 1996, the Company believed that it had renegotiated certain of the terms of its convertible notes with the holder of the notes to, among other things, eliminate the conversion feature of the original issuance, and convert the obligation into subordinate notes due in two years. The renegotiated terms called for the total obligation to be repaid by the issuance of approximately 350,000 shares of the Company's Common Stock, and $4.285 million to be paid in cash in quarterly installments of $350,000 beginning December 31, 1996 with principal and interest to be amortized over 3 years at an interest rate of 8% per annum and a balloon payment due in 2 years. Based on its belief that the holder of the notes had agreed to the foregoing restructuring, the Company reflected the terms of the transactions in its Form 10-QSB for the quarterly period ended September 30, 1996. Since the time of the renegotiations, the Company has been waiting and expecting formal documentation from the holder's counsel and, in the interim, has relied on a term sheet initialed by the holder and oral representations made by the holder. In January and February 1997, the Company received two letters from the holder's counsel stating the holder does not believe that it is bound by the terms of the renegotiations. Accordingly, the Company has doubt regarding the renegotiated terms of the notes and has reflected in this Form 10-QSB the original terms of the convertible notes. The Company is continuing its discussions with the holder to restructure the notes. However, no assurance can be given that the outcome of the negotiations will be favorable and such outcome may negatively impact the liquidity of the Company. The Company has classified the $4.285 million obligation as a long-term liability as of December 31, 1996.

         The Company's debt obligations consist of debt owed by IndeNet, Inc. and by certain of its subsidiaries. The debt obligations of IndeNet, Inc. consist of indebtedness owed to affiliates of the Company and convertible notes held by one investment fund, whereas the debt obligations of the subsidiaries are loans owed to third party institutional lenders. Because of the Company's current liquidity position, the Company and certain of its affiliates have agreed that certain of the payments due to affiliates during the fiscal year ended March 31, 1997 will be deferred. IndeNet, Inc. currently is, however, a holding company that generates no revenues and is dependent on cash from its subsidiaries for operating proceeds. Certain of the subsidiaries are subject to loan agreements that prohibit dividends or limit cash advances to IndeNet, Inc. Accordingly, the ability of IndeNet, Inc. to fund its debt service obligations and its working capital expenses is dependent upon its ability to upstream cash from certain of its subsidiaries and upon its ability to raise additional financing. The Company currently believes that cash generated by the subsidiaries from operations is sufficient to repay the debt obligations of its subsidiaries as such obligations become due. Nevertheless, the Company is currently considering certain proposals to refinance the third party indebtedness of one or more of its subsidiaries. The Company believes that any such refinancing will extend the due dates of the indebtedness. However, no assurance can be given that the Company will, in fact, be able to refinance the subsidiaries' debts and if it does not do so, that it will be able to continue to repay the debts as they become due. Since the obligations of IndeNet to certain of its affiliates under its existing debt is secured by a lien on some of the stock of its subsidiaries, failure to repay such indebtedness could result in the loss of a portion of IndeNet, Inc.'s interest in such subsidiaries. Any foreclosure by the institutional lenders that have extended credit to the subsidiaries could result in the foreclosure of all of the assets of the subsidiaries.

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


                                   INDENET, INC.


Date:  February 12, 1997           By: /s/ Richard J. Parent
                                   ------------------------
                                   Richard J. Parent
                                   Chief Financial Officer and Corporate
                                   Secretary (Principal Financial and Chief
                                   Accounting Officer)