Form 10KSB40
period 1997-03-31
INDENET INC
filed 1997-06-30
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (No Fee Required)
               For the transition period from _______ to ________

Commission File No.:  0-18034
                                  INDENET, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware 68-0158367                              68-0158367
-------------------------------------------------------------------------------
      (State or other                                (IRS Employer
       jurisdiction of                                Identification No.)
       incorporation)

                 16000 Ventura Blvd., Suite 700 Encino, CA 91436
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 461-8525

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                          ----------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year ended March 31, 1997 are $46,742,520.

As of June 23, 1997 there were 17,181,064 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $26.0 million.

Documents incorporated by reference: The Proxy Statement for the Annual Meeting of Shareholders estimated to be held in September 1997, is incorporated by reference of this Annual Report on Form 10-KSB.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information contained herein, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1996, the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and 1998, and any future Current Reports on Form 8-K hereafter filed by the Company.


ITEM 1.  BUSINESS

         INTRODUCTION

         IndeNet, Inc. ("IndeNet") was originally founded as a Colorado corporation on April 4, 1988 and was re-organized under the laws of the State of Delaware on July 17, 1995. Prior to October 31, 1993, IndeNet provided the media communications with various support services, including audiotext and conferencing applications and bankcard settlement and clearing services. Effective October 31, 1993, IndeNet sold all of its operating assets with the intent to transition into a new line of business utilizing the proceeds from the sale. At December 31, 1994, IndeNet's assets consisted primarily of the cash and promissory notes IndeNet had received from the 1993 sale of its operating assets. Effective February 3, 1995, IndeNet acquired Mediatech, Inc. ("Mediatech"), which became the first operating subsidiary of IndeNet. On November 27, 1995, IndeNet acquired a 66.67% interest in Channelmatic, Inc. ("Channelmatic") and on February 7, 1996 it completed the acquisition of Starcom Television Services, Inc. ("Starcom"). On May 16, 1996, IndeNet acquired Cable Computerized Systems Management, Inc. ("CCMS") and on May 24, 1996, IndeNet acquired Enterprise Systems Group Limited and its subsidiaries ("Enterprise"). On March 24, 1997, IndeNet sold its 66.67% interest in the capital stock of Channelmatic to Local Insertion Media Technology AB, a Swedish company. All references herein to the "Company" include IndeNet, Inc. and its consolidated subsidiaries, Mediatech, Enterprise, CCMS, and Starcom, and all references to "IndeNet" refer only to IndeNet, Inc.

         Since commencing its current business in February 1995, the Company has emerged as a provider of technology products and services to the television advertising industry. Over two years ago, IndeNet's management envisioned the creation of a company that could provide services as a single-source vendor to disparate groups of companies in the television advertising industry. In order to fully implement its original plan, IndeNet intended to make a number of acquisitions and then to consolidate and reorganize all of its acquired subsidiaries in order to eliminate duplication and in order to provide a digitally connected, vertically integrated television services company. Accordingly, in order to effect its plans, during the past 29 months, the Company acquired five companies and established its satellite digital delivery division (the "Digital Delivery Division") as a foundation for the single-source vendor idea.

         In January 1997, the Company announced its plan to integrate the operations of its five subsidiaries and to reorganize the operations of the subsidiaries. Among other things, the Company planned to reduce its work force from 610 employees to 445 and to consolidate its 19 offices into 11 facilities. In connection with the reorganization, the Company merged its Starcom and Mediatech subsidiaries. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of

Operations" and footnotes to the consolidated financial statements herein for further discussions regarding the integration plan, results of operations and financial condition.

         Since the goals for IndeNet were established two years ago, many changes affected the marketplace, which caused management to re-focus its strategic goals. Those changes in the marketplace include current market consolidation and competition from companies with greater capital resources than IndeNet. In addition, substantial additional resources are needed in order to complete the capital investment needed in the Digital Delivery Division. Due to these factors and changes, the Company conducted a strategy review of its current business. The Board of Directors of the Company decided that, due to market conditions and the Company's financial position, the Company would in the future focus its operations on core products in the technology, software and services supplied to the broadcast and cable industries. The Company's Enterprise and CCMS subsidiaries currently provide these products and services. On March 24, 1997, the Company sold its interest in Channelmatic, a manufacturer of ad insertion equipment. In addition, the Company has decided to find a strategic buyer for its subsidiaries Mediatech and Starcom and the Digital Delivery Division. The two subsidiaries and division for sale currently provide content delivery services to advertising agencies, national advertisers and programmers.


INDUSTRY BACKGROUND


         Over the past several years, the broadcast and cable industries have undergone significant changes primarily as a result of new technologies, an increase in the number of television channels and changes in industry regulation, both in the United States and internationally. These changes have led to a dramatic increase in the sources of television and radio, and a corresponding increase in the amount of available advertising time. Television and radio stations derive revenue primarily from the sale of advertising time, the level of which is directly dependant upon the amount of available time that is sold and the price at which such time is sold. Television and radio stations are finding it increasingly difficult to sell advertising time at the required price levels, as a result of the increase in competition for the sale of advertising time and continued fragmentation of audiences. This increased supply of advertising time, together with an increased ability of advertisers to identify their target audiences, has also led to advertisers and agencies demanding a higher quality of service, with improved targeting of advertisements. As a result, television and radio stations require more sophisticated methods of determining how to price, package and deliver their inventory of advertising time. The Company believes that the products and services it has developed address the changing information technology requirements of the broadcast and cable industries.


BUSINESS STRATEGY/RECENT DEVELOPMENTS


         On June 2, 1997, the Company announced that is pursuing a strategic buyer for its subsidiaries Mediatech and Starcom and its Digital Delivery Division. These subsidiaries and division currently provide services to television agencies, national advertisers and programmers. Specifically, those services include (i) duplication and distribution of national spot broadcast advertising to broadcast television stations, (ii) duplication of syndicated programming, and (iii) duplication and distribution to corporate clients that use video or audio programs to provide training or business information to their employees. The Digital Delivery division provides digital delivery services of national spot broadcast advertising to Mediatech. Currently, there are over 100 digital receivers installed at broadcast television stations nation-wide.

         As part of its new business plan, the Company intends to find a buyer for Mediatech/Starcom and for its Digital Delivery Division. As of the date of this Annual Report, the Company is engaged in preliminary discussions with certain parties that have expressed a desire to purchase Mediatech/Starcom and the Digital Delivery Division. However, the Company has not entered into any agreement with any party regarding the sale of Mediatech/Starcom and the Digital Delivery Division, and no assurance can be given that the Company will be able to consummate a sale of these operations with any of the parties. The Company has retained Schroder Wertheim & Co., an investment-banking firm, to assist the Company in the sale of these operations. If the Company is unable to sell Mediatech/Starcom and the Digital Delivery Division on terms and conditions, and at a price acceptable to the Company, the Company will continue to operate Mediatech/Starcom. The operations of Mediatech/Starcom currently are profitable and, based on the anticipated continuing operations of Mediatech/Starcom, is expected to be a profitable subsidiary in the foreseeable future. However, the Company may, if the Digital Delivery Division is not sold, reorganize the operation of the division or explore alternate means of maximizing the Company's investment in the division.

         The Company's recently announced strategy is to be a leader in providing information technology to broadcast and cable television stations. The Company's television station services are provided by Enterprise and CCMS. Enterprise and CCMS design, develop and distribute traffic, billing, revenue and program management software products for television stations and cable operators. The Company currently provides its software products to over 140 domestic broadcast television and radio stations, and to a total of over 70 broadcast television stations located in the United Kingdom, Western Europe, New Zealand, Australia, Southeast Asia and South Africa. The Company has also installed approximately 240 traffic and billing software systems for cable advertisers, primarily in the U.S. As of the date of this Annual Report, Enterprise and CCMS jointly have a backlog of over $75 million, most of which consists of software licensing and out-sourcing agreements having an average life of five years. To date, most of the Company's broadcast television station clients have consisted of larger stations in the larger metropolitan markets. The Company's strategy is to leverage its existing technology, its client base and its reputation to aggressively pursue additional television broadcast clients. In addition, the Company also intends to expand its client base into smaller broadcast stations with its CCMS products.


OPERATIONS


         Enterprise was incorporated in 1977 in England and Wales. Enterprise has offices in the United States, Europe, Australia, New Zealand and South Africa. Enterprise currently has 213 employees worldwide. CCMS was incorporated in 1983 in Michigan. CCMS, headquartered in the City of Wyoming, Michigan, currently has 20 employees.

         The Company, through its subsidiaries, Enterprise and CCMS, designs, develops and integrates traffic and billing, revenue management, and program management software products for use by broadcast television, radio stations and cable operators, in the management of advertising time and programming. The Company's broadcast television and radio station's customers, which typically enter into five year contracts licensing the Company's software products, include such major television networks as NBC Television Stations, Tribune Television Stations, Fox Television Stations, Time-Warner Cable, TCI Cable and Pacific Telesys Cable in the United Stated; Laser Sales, TSMS and VTM in Europe; Network 10 in Australia; and TVNZ in New Zealand. The Company also provides a range of related services to its customers including hardware installation, customer support, ongoing training, and custom software development services.

         The Company believes that, based on the concentration of its customer base in the top television markets in the United States and other parts of the world, and the nature and extent of its contractual relationships with its customers, it is one of the leading providers of advertising and programming management software products in media industry clients.

PRODUCTS AND SERVICES


         The Company has developed a number of integrated and interactive computer systems for use in specific geographic markets, both domestic and abroad, which can also be customized to satisfy individual client requirements. The products are typically made available to broadcast television and radio clients through five-year licensing arrangements and to cable advertisers through perpetual licenses. The Company also provides a full line of related services to its customers, including project management, and customer training and support.

         Broadcast Television and Radio Station

         Traffic and Billing Management Software Systems. The Company's traffic and billing management software systems for broadcast television and radio stations are designed to provide flexibility and support for television management. The systems incorporate a comprehensive set of programs which provide the user with information on a range of areas, including sales orders, program scheduling, financial, transmission logs, invoicing, and credit and collections. The systems can be configured to handle a variety of operations including individual operations, full networks and multichannel environments.

         The Company's software systems enable television and radio stations' sales teams to identify the inventory of available advertising spots and support their sales initiatives using sales history, external market research (for example, ratings data obtained from A.C. Nielsen Company) and pricing data. The sales inventory is updated immediately as orders are input. The systems automatically identify and highlight any gaps in the inventory and recommend how the inventory can be optimized to maximize revenue. As soon as final orders and available slots within the inventory have been matched, the systems automatically update the station's transmission log, which contains the schedule of programs and advertisements, downloads the log details to the transmission equipment and updates historic sales data files and financial and accounting records.

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

         Revenue Management Systems. Systems place the inventory of airtime in a station's sales system, rather than in the traffic system. This enables customers to manipulate their inventory from a sales prospective. In addition to traffic and billing functions, the Landmark system also incorporates the following features: Yield Management, Deal Management, Audience Research, and Sales Information Base.

         Cable Television

         The principal product offered by the Company to its cable industry clients is the Ad Manager 20/20 System, a traffic management, billing and sales management system designed to manage all activities of the advertising sales operation. The system is designed to incorporate the information contained within a client's advertising contracts, as well as the advertising spots associated with each contract and the network programs within which spots are to be scheduled. The Ad Manager can handle up to 5,000 contracts at any one time. The Company offers a single-user version of the system, as well as a multi-user version to allow for access by multiple users simultaneously. Certain of the features of the Company's systems include (i) automatic or manual scheduling of advertising spot data, according to specific client requirements; (ii) maintenance of client advertising insertion tape libraries and assistance with tape editing procedures; (iii) generation of an advertising insertion schedule and (iv) automatic reconciliation of advertising spots that have aired, and the automatic scheduling of "make-goods" for spots that were missed.

         In order to keep pace with the rapidly evolving needs of the cable advertising industry, the Company recently introduced Novar, the next generation traffic and billing system for the television industry.

         Advertising and Programming Services

         As disclosed above in this Annual Report, the Company is pursuing a strategic buyer for Mediatech/Starcom and Mediatech's Digital Delivery Division. Mediatech/Starcom currently provide advertising and programming services for the Company.

         Mediatech was formed in 1975 and is currently a leading duplicator and distributor of television and radio commercials in the United States. Starcom was formed in 1993 and was merged with Mediatech in 1997 to form
Mediatech/Starcom. Mediatech/Starcom collectively have 158 employees.

         Mediatech is headquartered in Chicago, Illinois, where it maintains production and distribution facilities as well as sales and administrative offices. Mediatech also has facilities in New York, New York, North Hollywood, California, Studio City, California and Louisville, Kentucky. From these various facilities, Mediatech/Starcom provides video and audio duplication, media asset warehousing services and distribution of dubs and collateral materials for national advertisers, program owners and corporate training departments. Mediatech/Starcom's advertising and programming services include broadcast advertising, program syndication, corporate education and infomercial distribution.

         The broadcast advertising market is served through the duplication and distribution of commercial messages (spots). These spots are duplicated and delivered either on video tape or electronically to the television or radio stations for on-air playback. Mediatech/Starcom is not involved in the creation or production of the commercials or the post-production activities of editing and finishing the commercials. Mediatech/Starcom's role is to produce high-quality duplicates of the spots and to ensure that the correct spots are delivered to the appropriate television and radio stations in a timely manner and to verify the receipt of such delivery.

         Most of Mediatech/Starcom's services to the broadcast advertising market are provided on a next-day turnaround basis as advertisers may acquire air time on a single station or a group of stations in a last-minute media buy or the advertisers may be editing a newly produced spot until shortly before the intended air date. To meet this demanding service level, Mediatech/Starcom maintains a high level of production capacity and has developed operating and computer systems that provide immediate processing of incoming orders. The Company created the Digital Delivery Division in order to distribute the spots digitally through a satellite network and to thereby enhance Mediatech/Starcom's ability to provide its delivery services. The principal customers of Mediatech/Starcom during the fiscal year ended March 31, 1997 included ads delivered for McDonald's Corporation, Coca-Cola, King World, Warner Bros., Taco Bell, Best Buy Company and Toyota Motor Sales.

         Mediatech/Starcom also provide program syndication services consisting of transmission services to syndicators of television programming, playback and record services, integrating advertising spots into programs being distributed, communicating with stations that receive the programs on behalf of the syndicator and providing additional editing and encoding services. Mediatech/Starcom's syndicated programming clients include Columbia, Tri-Star, Buena Vista TV, King World, Warner Bros., Domestic Television Distribution, and Tribune Entertainment.

         The Company created the Digital Delivery Division in order to be able to digitally deliver spots throughout the United States for Mediatech/Starcom's clients through digital satellite transmission. In order to establish the digital satellite network, Mediatech/Starcom equipped its headquarters in Chicago, Illinois, as its Network Operations Center and entered into two agreements with Hughes Network Systems, Inc. to provide for satellite delivery. In addition, the Company installed over 100 Spot Server satellite dishes and insertion units at television stations nationwide. Mediatech/Starcom currently utilizes this Digital Delivery System to a limited extent. However, in order for the entire satellite delivery network to be profitable, the Company believes that it would need to install an additional 300 or more Spot Servers throughout the United States. Due to the cost of such installation, the numerous other digital delivery transmissions systems that have recently been fully introduced (including high capacity T1 telecommunications lines and fiber optic lines), and the intense competition from other companies entering into this market, the Company is pursuing the sale of this division.

         Although the Company is currently discussing the possible sale of Mediatech/Starcom and Digital Delivery Division with certain potential buyers, no assurance can be given that these operations can or will be sold. In the event that these operations are not sold, the Company will continue its business integration plan that it initiated in January 1997 and further consolidate and integrate these businesses. The failure of the Company to sell these operations will negatively impact the Company's new strategic plan of limiting its future operations to providing software products to the broadcast television, radio and cable marketplace.


MARKETING AND SALES


         The Company coordinates the marketing and sales efforts of its subsidiaries under the supervision of the corporate office.


COMPETITION


         Competition in each of the Company's businesses is highly competitive. The Company competes in its business with numerous competitors and potential competitors, some of which are substantially larger in size and have greater financial, technical, marketing, customer service and other resources available than the Company. Certain of the Company's competitors and potential competitors have technological capabilities or other resources that would allow them to develop alternative products or provide alternative services which could compete directly with the Company's products and services.

         The Company's principal competitor in the traffic and billing market is Columbine/JDS, Inc., a provider of traffic and billing management systems. Enterprise also competes to a limited extent with the internal data processing departments of television and radio stations, to the extent such departments generate traffic and billing systems in-house.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS


         The Company primarily relies upon a combination of trademark, tradename, confidentiality and license agreements to establish and protect proprietary rights in its technologies. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's hardware, software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

         The Company believes that its software, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert such infringement by the Company with respect to current or future software, hardware or services. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause software release delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.


EMPLOYEES


         As of June 1, 1997, the Company had 395 employees, of whom 213 were employed at Enterprise, 20 were employed at CCMS, four were employed at IndeNet, and 158 at Mediatech/Starcom. The Company's employees are not represented by any collective bargaining organization.


GOVERNMENT REGULATION


         Mediatech transmits its domestic, analog satellite traffic through earth stations operated by third parties. IndeNet relies on Hughes to transmit traffic for the Digital Delivery Division to the Hughes satellite for broadcast by Hughes' satellite to the various subscribing television stations. Neither IndeNet nor Mediatech holds an FCC license and both companies rely on the licenses or authorizations of their respective earth station operators.

         The FCC establishes technical standards for satellite transmission equipment, which change from time to time and also requires coordination of earth stations with land-based microwave systems at certain frequencies to assume noninterference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.


RESEARCH AND DEVELOPMENT


         The Company intends to devote a significant amount of its resources to the development of new or enhanced traffic and billing products. For the fiscal years ended March 31, 1997 and 1996, research and development expense was $746,451 and $446,525. These expenses represent costs incurred in the development of products by Channelmatic, Enterprise and the Digital Delivery Division. Although Enterprise intends to continue to actively develop new and enhanced products, the Company expects that its total research and development costs will decrease in future periods due to the sale of the Company's interests in Channelmatic.


SIGNIFICANT CUSTOMERS


         During the fiscal year ended March 31, 1997, there was no single customer representing over 10% of its business. Additionally, no single customer of Enterprise or CCMS represented more than 10% of the aggregate amount of business jointly generated by Enterprise and CCMS during the past fiscal year.

ITEM 2.  PROPERTIES.

         The Company currently maintains eleven offices and other facilities in the U.S. and offices abroad. All of the Company's offices and facilities are leased. Certain of the Company's offices are leased from affiliates of the Company. See "Item 12. Certain Relationships and Related Transactions." The following is a summary of the Company's offices and other facilities:

              Location                                         Use                                 Lessee
              --------                                         ---                                 ------
Los Angeles                             Corporate head office                            IndeNet***
Colorado Springs, Colorado              Executive offices and office facilities          Enterprise Systems Group,
                                                                                         Inc.*
Thames Ditton, Surrey, England          Executive offices, office facilities and         Enterprise Air - Time
                                        computer suite                                   Systems Limited*
Frenchs Forest, NSW, Australia          Executive offices and office facilities          Enterprise Systems Group
                                                                                         (Australia) Pty Limited*
Auckland, New Zealand                   Office facility                                  Enterprise Air - Time
                                                                                         Systems Limited, New
                                                                                         Zealand branch*
Johannesburg, South Africa              Office facility                                  Enterprise Air - Time
                                                                                         Systems Limited, South
                                                                                         Africa branch*
Wyoming, Michigan                       Office facility                                  CCMS
Chicago, Illinois                       Executive offices; Duplication and delivery      Mediatech**
                                        offices; satellite earth station
Niles, Illinois                         Warehouse                                        Mediatech**
New York, New York                      Duplication and delivery offices; satellite      Mediatech**
                                        earth station
Louisville, Kentucky                    Duplication and delivery offices                 Mediatech**
North Hollywood, California             Duplication and delivery offices                 Starcom**
Studio City, California                 Satellite earth station                          Starcom**

-----------------------
*        Subsidiaries or branches of Enterprise
**       Subsidiaries for sale
*** Pending office closure during 1997 as part of the Company's business integration plan.

         The Company believes that these facilities and offices and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future. The Los Angeles office will be closed in connection the move of the corporate office into the Colorado Springs location.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject from time to time to litigation arising in the ordinary course of its business. The Company believes that no such litigation is pending that would have a material adverse effect on the Company's business.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ National Market under the symbol "INDE." The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the past two fiscal years.

                                              Per Share      Per Share
                                                 High           Low
                                            --------------- -------------
           Fiscal 1996
           -----------
           Quarter Ended 06/30/95               $3.38          $1.56
           Quarter Ended 09/30/95               $3.78          $2.25
           Quarter Ended 12/31/95               $4.34          $3.22
           Quarter Ended 03/31/96               $6.19          $3.44

           Fiscal 1997
           -----------
           Quarter Ended 06/30/96               $7.13          $4.82
           Quarter Ended 09/30/96               $4.32          $2.50
           Quarter Ended 12/31/96               $4.19          $1.88
           Quarter Ended 03/31/97               $2.88          $1.63

         There are 538 stockholders of record. The Company believes that there are approximately 3,000 stockholders who beneficially own the Common Stock of the Company.

         No dividends have been declared or paid by IndeNet on its Common Stock since inception, and no dividends are contemplated to be paid by IndeNet at any time in the foreseeable future.

         On February 14, 1997, the Company exchanged 771 shares of its Series A Preferred Stock for 771 shares of its new Series C Preferred Stock. The exchange was effected pursuant an exemption under Section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid or given in connection with such exchange. The Series C Preferred is not convertible into Common Stock until April 1, 1997. The holders of the Series C Preferred are entitled, during each two-week period, to convert up to 5% of the aggregate number of shares of Series C Preferred issued to such holder in the exchange (the conversion of fractional shares is permitted if necessary to convert the maximum amount allowed). Shares not converted during any two-week period may be converted later, provided that no more than 10% of the holder's shares may be converted during any two-week period. In the event that the closing bid price of the Common Stock, as published by The Nasdaq Stock Market, exceeds $7.00 per share for any five consecutive trading days, the rate at which the shares of Series C Preferred may be converted will thereafter double to 10% per two-week period, and the aggregate maximum conversion rate per two week period will double to 20%. The number of shares of Common Stock issuable upon the conversion of a share of Series C Preferred Stock (the "Conversion Rate") is equal to (x) the sum of the original issue price of the shares ($10,000) and the accretion (at 8% per annum beginning January 1, 1997) through the conversion date, (y) divided by $5.00. The $5.00 price is subject to adjustment for stock splits, stock dividends, reorganizations and other similar events.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

         In January 1997, the Company announced its plan to reorganize, integrate and consolidate the operations of its five subsidiaries. Among other things, the Company planned to reduce its work force from 610 employees to 445 and to consolidate its 19 offices into 11 facilities. In connection with the integration plan, the Company to date has reduced its workforce by 155 (excluding employees of Channelmatic), and merged the operations of Starcom and Mediatech into one company.

         The Company currently designs and develops traffic billing, revenue and program management software products for the management of advertising time and programming through its subsidiaries Enterprise and CCMS. It also currently is a provider of television advertisement delivery services for national advertisers and programmers through its subsidiaries Mediatech and Starcom and the Digital Delivery Division. Until March 24, 1997, through its subsidiary Channelmatic, it was a hardware manufacturer and a software provider for advertising insertion into television programming. On March 24, 1997, the Company sold its interest in Channelmatic. The Company operates in one business segment. The Company operates in various countries. See Note 11 to the consolidated financial statements.

         On June 2, 1997, the Company announced the results of its strategy review of its current business. The Board of the Directors of the Company decided to focus its operations in the technology, software product and services supplied to the media industry, particularly in the television/radio industry including broadcast and radio. These products and services are currently provided by the Company's subsidiaries Enterprise and CCMS. Accordingly, because the operations of certain of its remaining subsidiaries were inconsistent with the Company's revised business strategy, the Company has decided to find a strategic buyer for its content delivery subsidiaries Mediatech, Starcom and the Digital Delivery Division.

         The results of the Company's operations for the past two fiscal years reflect the Company's prior business goal of becoming a vertically integrated provider of television advertising and programming services. The Company's activities during the past two years were primarily directed at (i) acquiring various businesses that would support its vertically integrated operations, (ii) the development of a new, state-of-the-art digital satellite network that would connect the Company's various services with the needs of the television advertising and programming marketplace, and (iii) financing the foregoing acquisitions and network development. Since the end of the fiscal year ended March 31, 1997, management has determined that the Company does not have the financial ability to acquire the remaining businesses necessary to establish the planned vertically integrated operations and to fully deploy the equipment for its satellite digital delivery system. In addition, the television marketplace is rapidly changing and competition in the digital delivery business is becoming increasingly competitive as numerous large, well-financed businesses have entered into the market. Due to the foregoing factors, management has implemented the new business strategy described elsewhere in this Annual Report, including the sale of two of its four remaining subsidiaries and the sale of its Digital Delivery Division. Accordingly, the following comparison of the Company's operations for the past two fiscal years may not be indicative of the Company's operations in the future. In addition, even if the proposed sale of the two subsidiaries and the Digital Delivery Division is not effected as proposed, the operations during the past two fiscal years are not indicative of the Company's future operations due to the business integration plan underway since the third fiscal quarter of fiscal 1997.

ACTUAL RESULTS FOR FISCAL 1997 COMPARED TO FISCAL 1996

                                                           Fiscal 1997        Fiscal 1996
                                                       --------------------------------------
            Revenue                                         $46,742,520       $20,868,899
            Cost of sales                                    22,929,918         9,791,964
            Selling, general and administrative              21,550,279        10,166,713
            Depreciation and amortization                     5,992,944         2,076,590
            Research and development                            746,451           446,525
            Corporate                                         1,901,583         1,023,659
            Restructuring, impairment and other costs        18,420,258                 -
            Other income (expense), net                      (2,968,110)         (459,641)
            Income tax (benefit) expense                     (1,434,997)           17,255
            Allocation to minority interest                    (731,910)         (156,416)
            Net loss                                        (25,600,116)       (2,957,032)

Revenue

         Revenue increased $25.8 million or 124% from $20.9 million in fiscal 1996 to $46.7 million in fiscal 1997 due primarily to the revenues contributed by the subsidiaries acquired by the Company during fiscal 1997 (the "New Subsidiaries"). At the end of fiscal 1997, the Company sold its 66.67% interest in Channelmatic. Although revenues of Channelmatic are included for five months of fiscal 1996 and twelve months of fiscal 1997, no revenues will be derived from Channelmatic in the current fiscal year or in the future. In addition, the Company has announced plans to find a strategic buyer of its subsidiaries Mediatech and Starcom and its Digital Delivery Division. Accordingly, revenue is expected to decrease in fiscal 1998.

Cost of sales

         Cost of sales increased $13.1 million or 134% from $9.8 million in fiscal 1996 to $22.9 million in fiscal 1997. As a percent of revenue, the gross margin decreased from 53% in fiscal 1996 to 51% in fiscal 1997. The changes are due primarily to the operations of the New Subsidiaries acquired by the Company during fiscal 1997. At the end of fiscal 1997, the Company sold its 66.67% interest in Channelmatic, which had a gross margin of only 19% during fiscal 1997. Accordingly, cost of sales as a percent of sales is expected to decrease in fiscal 1998. In addition, the Company has announced plans to sell its subsidiaries Mediatech and Starcom and its Digital Delivery Division, which typically has a lower gross margin than Enterprise and CCMS, which will further decrease cost of sales as a percent of sales if the proposed divestiture is consummated.

Depreciation and Amortization

         Depreciation and amortization increased from fiscal 1996 to fiscal 1997 due to (i) the additional depreciation and amortization attributable to the New Subsidiaries since the dates of their acquisitions, and (ii) amortization of goodwill as a result of those acquisitions. Depreciation and amortization is expected to decrease in future periods due primarily to (i) exclusion of depreciation and amortization from the assets which were written-off during fiscal 1997, (ii) the exclusion of depreciation and amortization expense from the goodwill and basis step-up of assets related to the sale of Channelmatic in fiscal 1997, and (iii) exclusion of depreciation and amortization from the assets which are expected to be sold during fiscal 1998.

Research and Development

         Research and development ("R&D") increased $.3 million or 67%, from fiscal 1996 to fiscal 1997 primarily due to increased R&D from Channelmatic and the R&D from Enterprise after Enterprise was acquired during fiscal 1997. As the Company's interest in Channelmatic was sold during fiscal 1997, there will be no future R&D from Channelmatic. However, there may be additionally R&D from CCMS and Enterprise in future periods from new product development and additional development of existing products.

Restructuring, Impairment and Other Costs

         During the last quarter of fiscal 1997, the Company began to implement its business integration plan. The purpose of the plan is to streamline operations and eliminate duplicative and excess costs. The cost reduction phase of the plan includes the consolidation of administrative functions within the Company, the merging of the five acquired businesses and the Digital Delivery Division into two operating divisions organized around core customers, and the centralization of research and development and marketing functions. Overall, the business integration plan calls for a reduction in the number of facilities from 19 to 11 and the elimination of over 150 positions from the Company's workforce. The Company completed the major phase of the integration plan by March 31, 1997.

         In conjunction with the implementation of the business integration plan, the Company recorded a pre-tax special charge to earnings of $18.4 million in the third and fourth quarters of fiscal 1997. The charge is included in Restructuring, Impairment and Other Costs under Operating Expenses in the Consolidated Statement of Operations. Included in the amount are cash items such as severance and other employee costs of $1.0 million, lease obligations and other exit costs associated with facility closures of $.6 million, and $.1 million in various other costs related to the implementation of the business integration plan. Expenditures for the cash restructuring items will be substantially completed in fiscal 1998.

         The non-cash items included in the $18.4 million Restructuring, Impairment and Other Costs include $16.7 million related to asset write-downs to net realizable value for disposals of excess facilities and equipment, and write-offs of goodwill and product development costs. The Company wrote-down those assets due to (i) a change in its product strategy and (ii), its determination that the carrying value of the assets may not be recoverable. In determining the amount of the impairment loss, the fair value of the assets were calculated as the sum of the discounted future cash flows estimated to be generated from the utilization of the respective assets

Corporate Expense

         Corporate expense is attributable to the expenses of IndeNet, the parent company. These expenses include salaries, legal and professional fees and other miscellaneous costs. Corporate expenses increased in fiscal 1997 from fiscal 1996 by $877,924 or 86% due primarily to an increase in professional fees and salaries and related costs. The increase in professional fees is related to the preparation and filing of the registration statements with the SEC and fees related to the proxy statement for the conversion of Series A Preferred Stock to Series C Preferred Stock. Salaries and related costs increased from the prior year as the result of the hiring of a Chief Operating Officer and a full year's expense in fiscal 1997 from the employees hired during fiscal 1996. The Company expects that corporate expenses may decrease in future periods due to a reduction of personnel and a planned corporate office relocation during the fall of 1997.

Other Income (Expense)

         Interest income increased from fiscal 1996 to fiscal 1997 by $82,846 or 60% due primarily to the inclusion of interest income earned by the subsidiaries acquired during fiscal 1997. Interest income is expected to decrease in future periods due to estimated lower cash balances.

         Non-cash interest expense relates to an implied discount on the conversion features of two convertible notes. No non-cash expense interest is expected in future periods.

         Interest expense increased from fiscal 1996 to fiscal 1997 by $1.0 million due to (i) the inclusion of interest expense of the acquired companies in fiscal 1997 for the period that the subsidiaries were owned and (ii) interest expense incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of each of the acquisitions. Interest expense is expected to decrease in future periods due to lower expected debt balances and the pay-off of a shareholder note payable as the result of the sale of Channelmatic.

         The Company recorded settlement of lawsuit expense related to the settlement of a lawsuit. As the Company is currently not in any material litigation, no significant charge for lawsuit settlements is expected in future periods.

         Miscellaneous income, net of expenses increased $191,063 or 281% due primarily due to a gain realized on a sale of an office building in May 1997.

Income Taxes

         At March 31, 1997 and 1996, the Company (excluding Channelmatic) has net operating loss carryforwards of $19.8 million and $7.7 million for federal income tax purposes, of which $2.7 million is subject to a separate return limitation. The carryforwards expire in varying amounts and years through 2012. This loss carryforwards also gives rise to a deferred tax asset of $6.7 million and $2.6 million at March 31, 1997 and 1996. This tax asset has a valuation allowance, as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. Income tax benefit for fiscal 1997 primarily represents the reversal of a deferred tax liability. A deferred tax liability was written-off the balance sheet in connection with the write-off of capitalized software development costs which gave rise to the deferred tax liability. Income tax expense for fiscal 1996 represents state taxes for the various states in which the Company does business and corporate tax.

Allocation to Minority Interest

         The allocation to minority interest represents 33.33% of the net loss of the majority-owned subsidiary Channelmatic. The Company sold its interest in Channelmatic during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had $2.9 million in unrestricted cash and cash equivalents and a working capital deficit of $12.5 million. During the year ended March 31, 1997, cash and cash equivalents decreased by $.9 million and the Company used $.8 million in operations, primarily due to the operating loss of the Company and a decrease in working capital. The Company used $10.9 million in investing activities, primarily for the purchases of CCMS and Enterprise, capital expenditures for the Company's digital delivery system, capitalized software costs, and deferred financing costs. Investing activities also include the non-recurring activities of (i) proceeds from the sale of an office building (ii) cash from acquired companies CCMS and Enterprise and (iii) proceeds from the sale of Channelmatic. The Company generated $10.7 million in financing activities, primarily from net proceeds of two private placements totaling $14.0 million, offset by repayment of a $750,000 mortgage note from the sale of the underlying collateral on an office building and payments on related party notes payable of $3.7 million.

         The Company anticipates funding its working capital needs for the next twelve months through (i) sale of assets, (ii) cash generated from operations,
(iii) continued cost savings through the business integration plan, (iv) extending payments due on acquisition indebtedness owed by the Company to certain of its stockholders and third parties, and (v) lower costs associated with servicing contracts related to the deferred income of $2.4 million. During fiscal 1997, the Company generated negative cash flow primarily due to (i) the operations of Channelmatic and the other cash needs of that subsidiary, (ii) the operations of the Digital Delivery Division which, as expected, will not generate positive cash flow until approximately 400 digital satellite receivers are installed at television stations nationwide (only approximately 100 are currently installed), and (iii) the corporate expenses of IndeNet. The remaining subsidiaries of the Company collectively generated positive cash flow from operations, which cash flow is expected to be further positively impacted by the business integration plan referred to above. In order to address the foregoing cash flow problems, the Company sold Channelmatic (which sale both reduced the cash flow due to the operations of that company and eliminated the obligations of the Company under the $3.45 million note owed by the Company to the minority-owner of Channelmatic) and has announced its intention to sell the Digital Delivery Division. In addition, the Company has reduced the number of employees at its corporate office and is planning to move the corporate office into the offices of Enterprise in Colorado, thereby reducing its corporate overhead. Although the foregoing actions are expected to significantly improve the Company's overall cash flow, no assurance can be given that the Company will be able to sell the Digital Delivery Division or that the other cost reduction actions will be sufficient to remedy the Company's cash flow deficit.

         In January 1997, the Company announced its plan to integrate the operations of its five subsidiaries and to reorganize the operations of the subsidiaries. Among other things, the Company planned to reduce its work force from 610 employees to 445 and to consolidate its 19 offices into 11 facilities. The business integration plan is currently being implemented among the remaining businesses, and no assurance can be given that the anticipated amount of cost reductions will, in fact, be realized or that the cost savings will be sufficient to offset the Company's working capital deficit.

         In September 1996, the Company believed that it had renegotiated certain of the terms of its convertible notes with the holder of the notes to, among other things, eliminate the conversion feature of the original issuance, and convert the obligation into subordinate notes due in two years. The renegotiated terms called for the total obligation to be repaid by the issuance of approximately 350,000 shares of the Company's Common Stock, and $4.285 million to be paid in cash in quarterly installments over 2 years. Based on its belief that the holder of the notes had agreed to the foregoing restructuring, the Company reflected the terms of the transactions in its Form 10-QSB for the quarterly period ended September 30, 1996. Since the time of the renegotiations, the Company has been waiting and expecting formal documentation from the holder's counsel and, in the interim, has relied on a term sheet initialed by the holder and oral representations made by the holder. In January and February 1997, the Company received two letters from the holder's counsel stating the holder does not believe that it is bound by the terms of the renegotiations and that the Company is in default under the original terms of the notes. Accordingly, the Company has doubt regarding the renegotiated terms of the notes and has reflected in this Form 10-KSB the original terms of the convertible notes. The Company is continuing its discussions with the holder to restructure the notes. However, no assurance can be given that the outcome of the negotiations will be favorable and such outcome may negatively impact the liquidity of the Company. The Company has classified the $4.285 million obligation as a current liability at March 31, 1997.

         The Company's debt obligations consist of debt owed by both IndeNet and by certain of its subsidiaries. The debt obligations of IndeNet consist of indebtedness owed to affiliates of the Company and convertible notes held by one investment fund, whereas the debt obligations of the subsidiaries are loans owed to third party institutional lenders. IndeNet currently is, however, a holding company that generates no revenues and is dependent on cash from its subsidiaries for operating proceeds. Certain of the subsidiaries are subject to loan agreements that prohibit dividends or limit cash advances to IndeNet. Accordingly, the ability of IndeNet to fund its debt service obligations and its working capital expenses is dependent upon proceeds from sale of subsidiaries, income from its subsidiaries and upon its ability to raise additional financing. During fiscal 1997, the Company did not make certain scheduled payments on the related party notes payable. The Company currently believes that cash generated by the subsidiaries from operations is sufficient to repay the debt obligations of its subsidiaries as such obligations become due. Since the obligations of IndeNet to certain of its affiliates under its existing debt is secured by a lien on some of the stock of one its subsidiaries, failure to repay such indebtedness could result in the loss of a portion of IndeNet's interest in such subsidiary. Any foreclosure by the institutional lenders that have extended credit to the subsidiaries could result in the foreclosure of certain of the assets of the subsidiaries.

Inflation

         The Company does not believe that inflation will have a material impact on the Company's future operations.

NEW ACCOUNTING STANDARDS

         On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting.

ITEM 10.  EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting.

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

                                       17


10.8              Enterprise Systems Group Ltd. Share Purchase
                  Agreement (Incorporated by reference to
                  Exhibit 99 to Report on Form 8-K for event dated May 24, 1996)

10.9              Certificate of Designation of Series C
                  Preferred Stock (Incorporated by reference to Appendix A of Proxy
                  Statement (File No. 333-1205)

10.10             Channelmatic Stock Purchase Agreement and First
                  Amendment (Incorporated by reference to
                  Exhibit 99 to Report on Form 8-K for event dated March 24, 1997)

23.1              Consent of Independent Certified Public Accountants

27                Financial Data Schedule


Item 13(b) Reports on Form 8-K

                  None

                                 INDENET, INC.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INDENET, INC.


Signed                              By:     /s/ Graeme R. Jenner
                                            ---------------------
                                            Graeme R. Jenner,
                                            Chief Executive Officer and Director


                                    By:     /s/ Richard J. Parent
                                            ---------------------
                                            Richard J. Parent, Chief Financial
                                            and Accounting Officer, and
                                            Secretary


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 30, 1997                         By: /s/ Andre A. Blay
                                                -----------------
                                            Andre A. Blay, Chairman of the Board
                                            and Director


Date: June 30, 1997                         By: /s/ Graeme R. Jenner
                                                --------------------
                                            Graeme R. Jenner,
                                            Chief Executive Officer and Director


Date: June 30, 1997                         By: /s/ Thomas A. Baur
                                                ------------------
                                                Thomas A. Baur, Director


Date: June 30, 1997                         By: /s/ Cary S. Fitchey
                                                -------------------
                                                Cary S. Fitchey, Director


Date: June 30, 1997                         By: /s/ Richard L. Schleufer
                                                ------------------------
                                                Richard L. Schleufer, Director


Date: June 30, 1997                         By: /a/ William A. Kunkel
                                                ---------------------
                                                William A. Kunkel, Director


Date: June 30, 1997                         By: /s/ H. Bradley Eden
                                                -------------------
                                                H. Bradley Eden, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of BDO Seidman, LLP, Independent Certified Public Accountants.........................        F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996....................................        F-3

Consolidated Statements of Operations for the years ended March 31, 1997 and 1996............        F-5

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997
     and 1996................................................................................        F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1997
      and 1996...............................................................................        F-7

Notes to Consolidated Financial Statements...................................................        F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
IndeNet, Inc.



We have audited the accompanying consolidated balance sheets of IndeNet, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndeNet, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.



                                                              BDO Seidman, LLP

Los Angeles, California
June 18, 1997

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS (Note 6)

                                                                                          March 31,              March 31,
                                                                                            1997                   1996
                                                                                        ------------           ------------
Current assets:
         Cash and cash equivalents  (Note 1)                                           $   2,885,406          $   3,818,133
         Restricted cash  (Notes 3 and 6)                                                  1,514,902                453,340
         Accounts and other receivables, net of allowance for doubtful
                accounts of $230,063 and $245,932  (Note 11)                               8,425,017              5,159,651
         Inventories  (Notes 1 and 4)                                                        311,434              2,143,927
         Note receivable, current portion  (Note 2)                                          434,080                     -
         Equity securities held for sale (Note 2)                                          2,341,262                     -
         Prepaid expenses                                                                    922,344                209,822
                                                                                        ------------           ------------

Total current assets                                                                      16,834,445             11,784,873

Property and equipment, less accumulated depreciation and
         amortization  (Notes 1, 5 and 6)                                                 11,872,587             13,646,419

Note receivable, net of current portion  (Note 2)                                          2,407,314                    -
Capitalized software development costs, net of accumulated
         amortization of $55,366 and $57,105  (Note 1)                                       838,837                485,930
Customer list, net of accumulated amortization of
         $835,030  (Notes 1 and 2)                                                        14,195,501                    -
Goodwill, net of accumulated amortization of $1,313,414
         and $511,321  (Notes 1 and 2)                                                     6,320,092            16,514,557
Other long-term assets                                                                       324,531               761,158
                                                                                        ------------           ------------

TOTAL ASSETS                                                                            $ 52,793,307           $ 43,192,937
                                                                                        ============           ============



           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                March 31,              March 31,
                                                                                                 1997                   1996
                                                                                             ------------          -------------
Current liabilities:
         Accounts payable and accrued expenses                                               $ 10,323,132          $   7,667,159
         Deferred income  (Note 1)                                                              2,406,977                    -
         Notes payable, current portion  (Notes 6 and 9)                                        9,089,520              1,047,694
         Notes payable to shareholders of acquired companies,
             current portion  (Notes 2 and 6)                                                   6,844,117              1,197,226
         Capital lease obligations, current portion  (Note 7)                                     645,755                    -
                                                                                             ------------          -------------

Total current liabilities                                                                      29,309,501              9,912,079

         Notes payable to shareholders of acquired companies,
             net of current portion  (Notes 2 and 6)                                              172,123              4,676,221
         Notes payable, net of current portion  (Notes 6 and 9)                                 4,896,228              8,152,051
         Capital lease obligations, net of current portion  (Note 7)                              702,321                    -
         Other long-term liabilities                                                               65,486                    -
                                                                                             ------------          -------------

TOTAL LIABILITIES                                                                              35,145,659             22,740,351

Minority interest  (Note 2)                                                                           -               1,580,456

Commitments and contingencies  (Note 13)

Stockholders' equity  (Notes 1 and 9):
         Preferred stock, Series A, $.0001 par value
             Authorized - 1,200 shares, 190 issued and outstanding                                      1                    -
         Preferred stock, Series B, $.0001 par value
             Authorized - 40,000,000 shares, 216,667 issued and outstanding                            22                     22
         Preferred stock, Series C, $.0001 par value
             Authorized - 1,200 shares, 789 issued and outstanding                                      1
         Common stock $.001 par value
             Authorized - 100,000,000 shares
             Issued and outstanding - 17,181,064 and 12,451,815                                    17,181                  12,451
         Additional paid-in capital                                                            49,209,922              23,169,510
         Accumulated deficit                                                                  (32,036,455)             (4,309,853)
         Foreign currency translation adjustment                                                  456,976                     -
                                                                                             ------------          -------------
             Total stockholders' equity                                                        17,647,648             18,872,130
                                                                                             ------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 52,793,307           $ 43,192,937
                                                                                             ============           ============




           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended March 31,
                                                            ------------------------------
                                                               1997               1996
                                                            -------------    -------------

Revenue  (Notes 1 and 11)                                    $ 46,742,520    $ 20,868,899

Cost of sales                                                  22,929,918       9,791,964
                                                             ------------    ------------

Gross profit                                                   23,812,602      11,076,935

Operating expenses:
      Selling, general and administrative                      21,550,279      10,166,713
      Depreciation and amortization  (Notes 1 and 5)            5,992,944       2,076,590
      Research and development  (Note 1)                          746,451         446,525
      Corporate                                                 1,901,583       1,023,659
      Restructuring, impairment and other costs  (Note 10)     18,420,258            --
                                                             ------------    ------------
                                                               48,611,515      13,713,487
                                                             ------------    ------------

          Operating loss                                      (24,798,913)     (2,636,552)

Other income (expense):
      Interest income                                             221,611         138,765
      Non-cash interest expense  (Note 9)                        (847,000)           --
      Interest expense  (Note 6)                               (1,829,895)       (811,306)
      Settlement of lawsuits  (Note 13)                          (802,256)        145,000
      Gain on sale of Channelmatic, Inc.  (Note 2)                 30,466            --
      Miscellaneous, net                                          258,964          67,900
                                                             ------------    ------------
                                                               (2,968,110)       (459,641)
                                                             ------------    ------------
Loss before income tax expense and
      allocation to minority interest                         (27,767,023)     (3,096,193)

Income tax (benefit) expense  (Notes 1 and 8)                  (1,434,997)         17,255
                                                             ------------    ------------

Loss before allocation to minority interest                   (26,332,026)     (3,113,448)

Allocation to minority interest  (Note 2)                        (731,910)       (156,416)
                                                             ------------    ------------

Net loss                                                      (25,600,116)     (2,957,032)

Dividends to preferred shareholders  (Note 9)                  (2,126,486)        (54,000)
                                                             ------------    ------------

Net loss allocable to common shareholders                    $(27,726,602)   $ (3,011,032)
                                                             ============    ============

Net loss per share  (Note 1)                                 $      (1.73)   $      (0.35)
                                                             ============    ============

Weighted average number of
     common shares outstanding                                 16,022,847       8,615,055
                                                             ============    ============




           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Two Years Ended March 31, 1997 and 1996

                                            Series A           Series B             Series C
                                         Preferred Stock    Preferred Stock      Preferred Stock
                                      ------------------- -------------------  --------------------
                                       Number of Preferred Number of Preferred Number of Preferred
                                        Shares    Stock     Shares    Stock     Shares    Stock
                                      ---------- --------- --------- --------- --------- ---------
Balance at April 1, 1995                --      $   --        --    $  --         --     $  --
Exercise of warrants (Note 9)           --          --        --       --         --        --
Cashless exercise of stock
    options and  warrants (Note 9)      --          --        --       --         --        --
Conversion of debt to preferred
    stock  (Note 2)                     --          --     166,667     17         --        --
Conversion of debt to common
    stock (Note 2)                      --          --        --       --         --        --
Sale of preferred stock  (Note 9)       --          --      50,000      5         --        --
Shares issued for purchase
    of Channelmatic  (Note 2)           --          --        --       --         --        --
Shares issued and to be issued
    for purchase of Starcom
    Television Services, Inc.
    (Note 2)                            --          --        --       --         --        --
Buy-back of common stock from
     officers, at fair market
     value (Note 9)                     --          --        --       --         --        --
Shares issued in connection with
     private placement  (Note 9)        --          --        --       --         --        --
Preferred stock dividends               --          --        --       --         --        --
Net loss                                --          --        --       --         --        --
                                   --------     -------    -------  -----      -----     -----

Balance at March 31, 1996               --          --     216,667     22         --        --
Issuance of Series A Preferred
    Stock (Note 9)                    1,200           1       --       --         --        --
Exercise of warrants  (Note 9)          --          --        --       --         --        --
Shares issued for purchase of
    CCMS (Note 2)                       --          --        --       --         --        --
Shares issued for purchase of
    Enterprise (Note 2)                 --          --        --       --         --        --
Adjustment to purchase price
    of Starcom
    acquisition  (Note 2)               --          --        --       --         --        --
Cashless exercise of employee
    stock options  (Note 9)             --          --        --       --         --        --
Stock issued for settlement of
    accounts payable (Note 9)           --          --        --       --         --        --
Shares issued from conversion
   of Series A  Preferred
   Stock  (Note 9)                      (288)       --        --       --         --        --
Shares issued for the conversion
    of convertible
    debt to Common Stock
    (Note 9)                            --          --        --       --         --        --
Shares issued for the conversion
    of shareholder
     notes to Common Stock
    (Note 2)                            --          --        --       --         --        --
Deferred interest payable in
    Common Stock  (Note 9)              --          --        --       --         --        --
Conversion of Series A to Series
    C Preferred
    Stock (Note 9)                      (722)       --        --       --          789       1
Redemption of Series A conversion
    fractional shares
    (Note 9)                            --          --        --       --        --        --
Deferred accretion on Series A
    and Series C Preferred
    Stock (Note 9)                      --          --        --       --        --        --
Amount to be paid in Common
    Stock related to
    stated accretion and put
    option on Series A and
    Series C Preferred Stock
    (Note 9)                            --          --        --       --        --        --
Preferred stock dividends               --          --        --       --        --        --
Net loss                                --          --        --       --        --        --
Foreign currency translation
    adjustment  (Note 1)                --          --        --       --        --        --
                                   --------     -------    -------  -----      ---      -----
Balance at March 31, 1997          $    190     $     1    216,667  $  22      789      $   1
                                   ========     =======    =======  =====      ===      =====

                                      Stock Common Stock                                         Foreign
                                     -------------------   Additional                           Currency
                                      Number of   Common    Paid-in    Accumulated  Deferred   Translation
                                       Shares     Stock     Capital     Deficit     Accretion   Adjustment  Total
                                     -------------------------------------------------------------------------------
Balance at April 1, 1995            5,404,823   $5,405   $ 6,064,463 $ (1,298,821)    $ --      $   --      $4,771,047
Exercise of warrants (Note 9)       3,079,744    3,079     4,935,241         --         --          --       4,938,320
Cashless exercise of stock
    options and  warrants (Note 9)    441,280      441          (441)        --         --          --             --
Conversion of debt to preferred
    stock  (Note 2)                       --       --        499,983         --         --          --         500,000
Conversion of debt to common
    stock (Note 2)                    848,951      849     2,644,954         --         --          --       2,645,803
Sale of preferred stock  (Note 9)         --       --        145,395         --         --          --         145,400
Shares issued for purchase
    of Channelmatic  (Note 2)      1,530,000     1,530     4,313,070         --         --          --       4,314,600
Shares issued and to be issued
    for purchase of Starcom
    Television Services, Inc.
    (Note 2)                       1,000,000     1,000     3,999,000         --         --          --       4,000,000
Buy-back of common stock from
     officers, at fair market
     value (Note 9)                  (77,778)      (78)     (349,922)        --         --          --        (350,000)
Shares issued in connection with
     private placement  (Note 9)     224,795       225       917,767         --         --          --         917,992
Preferred stock dividends                --        --            --       (54,000)      --          --         (54,000)
Net loss                                 --        --            --    (2,957,032)      --          --      (2,957,032)
                                -----------  --------    ----------- ------------   ---------  ----------  -----------

Balance at March 31, 1996         12,451,815    12,451    23,169,510   (4,309,853)      --          --      18,872,130
Issuance of Series A Preferred
    Stock (Note 9) 1,200                 --        --     11,183,605         --         --          --      11,183,606
Exercise of warrants  (Note 9)       178,876      179        414,520         --         --          --         414,699
Shares issued for purchase of
    CCMS (Note 2)                    587,612      588      2,647,339         --         --          --       2,647,927
Shares issued for purchase of
    Enterprise (Note 2)            2,276,200    2,277      8,665,493         --         --          --       8,667,770
Adjustment to purchase price
    of Starcom
    acquisition  (Note 2)           (362,500)    (363)    (1,449,637)        --         --          --      (1,450,000)
Cashless exercise of employee
    stock options  (Note 9)-        314,125       314           (314)        --         --          --              --
Stock issued for settlement of
    accounts payable (Note 9)        98,595        99        278,349         --         --          --         278,448
Shares issued from conversion
   of Series A  Preferred
   Stock  (Note 9)                1,032,485     1,032         (1,032)        --         --          --              --
Shares issued for the conversion
    of convertible
    debt to Common Stock
    (Note 9)                        487,694       488      1,226,396         --         --          --       1,226,884
Shares issued for the conversion
    of shareholder
     notes to Common Stock
    (Note 2)                        116,162       116        232,208         --         --          --         232,324
Deferred interest payable in
    Common Stock  (Note 9)             --         --         847,000         --         --          --         847,000
Conversion of Series A to Series
    C Preferred
    Stock (Note 9)                     --         --              (1)        --         --          --              --
Redemption of Series A conversion
    fractional shares
    (Note 9)                           --         --         (52,000)        --         --          --         (52,000)
Deferred accretion on Series A
    and Series C Preferred
    Stock (Note 9)                     --         --       1,312,469         --   (1,312,469)       --              --
Amount to be paid in Common
    Stock related to
    stated accretion and put
    option on Series A and
    Series C Preferred Stock
    (Note 9)                           --         --         736,017        --          --          --         736,017
Preferred stock dividends              --         --            --     (2,126,486)  1,312,469       --        (814,017)
Net loss                               --         --            --    (25,600,116)      --          --     (25,600,116)
Foreign currency translation
    adjustment  (Note 1)               --         --            --          --          --        456,976       456,976
                                -----------  --------    ----------- ------------   ---------  ----------  ------------
Balance at March 31, 1997       $17,181,064  $  17,181   $49,209,922 $(32,036,455)  $  --      $  456,976   $17,647,648
                                ===========  =========   =========== ============   =========  ==========   ===========

           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               Year Ended March 31,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $(25,600,116)   $ (2,957,032)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                         5,992,944       2,076,590
         Amortization of deferred interest                       847,000             -
         Restructuring, impairment and other costs            17,781,415             -
         Gain on sale of Channelmatic                            (30,466)            -
         Allocation of loss to minority interest                (731,910)       (156,416)
         Gain on sale of building and other PP&E                (143,216)            -
         Changes in operating assets and liabilities:
            Restricted cash                                      185,190         235,486
            Accounts receivable                               (1,491,085)       (129,885)
            Inventories                                          332,334        (158,463)
            Prepaid expenses                                    (466,870)          8,622
            Other assets                                         189,209        (135,619)
            Accounts payable and accrued expenses              2,537,615         311,566
            Deferred income                                     (293,250)            -
            Other long-term liabilities                           87,983             -
                                                            ------------    ------------
NET CASH USED IN OPERATIONS                                     (803,223)       (905,151)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (1,855,507)     (2,042,710)
    Capitalized software development costs                    (4,565,053)       (510,707)
    Deferred financing costs                                    (456,950)            -
    Net proceeds from sale of building and other PP&E          1,326,890             -
    Proceeds from sale of Channelmatic                         5,250,000             -
    Purchase of businesses                                   (11,036,522)            -
    Cash of acquired businesses                                  933,550          68,571
    Cash of divested business                                   (451,872)
    Collection of note receivable                                    -           583,604
                                                            ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                        (10,855,464)     (1,901,242)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                (6,931,447)     (5,534,728)
    Repayment of notes payable to shareholders                (3,670,038)            -
    Proceeds from notes payable                                9,859,140       3,000,000
    Proceeds from exercise of warrants and options               414,699       4,938,320
    Proceeds from sale of preferred stock                            -           145,400
    Net proceeds from private placement                       11,183,606       4,000,000
    Purchase and cancellation of treasury stock                      -          (350,000)
    Redemption of fractional shares of preferred stock           (52,000)            -
    Dividends on preferred stock                                 (78,000)        (54,000)
                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     10,725,960       6,144,992
                                                            ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (932,727)      3,338,599
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                3,818,133         479,534
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $  2,885,406    $  3,818,133
                                                            ============    ============


           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                  1997                   1996
                                                            -----------------     ----------------
Cash paid during the period for:
   Interest                                                       1,463,411               95,747
    Income taxes                                                    264,297               17,255

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Effective June 30, 1995, a shareholder converted $2,250,000 of a note payable to
    750,000 shares of common stock at $3.00 per share.
Effective January 1, 1996, another former shareholder of Mediatech converted
    $100,000 of a note payable plus accrued interest of $7,359 to 26,840 shares of common stock at $4.00 per share.
Effective February 7, 1996, the Company paid a vendor $288,444 with 72,111 shares of the Company's common stock. The stock was valued at $4.00 per share.
Effective June 30, 1995, the holder of a $500,000 note payable converted the debt to 166,667 shares of Series B Convertible Preferred Stock. The preferred stock was valued at $3.00 per share.
Effective November 27, 1995, in conjunction with an Asset Purchase and
    Contribution Agreement with Channelmatic, the Company received assets of approximately $3,379,000 and assumed liabilities of approximately $1,717,000 in exchange for 1,530,000 shares of the Company's common stock valued at $2.82 per share and a note payable of $5,602,500.
Effective February 7, 1996, in connection with an Exchange Agreement with
    Starcom Television Services, Inc., the Company received assets of approximately $2,684,000 and assumed liabilities of approximately $4,999,000 in exchange for 637,500 shares of the Company's common stock valued at $4.00 per share, its then fair market value.
Effective May 16, 1996, in conjunction with an Agreement and Plan of Merger with Cable Computerized Management Systems, Inc., the Company received assets of approximately $568,000 (including cash of $276,779) and assumed liabilities of approximately $366,000 in exchange for $1,036,522 in cash and 587,612 shares of the Company's common stock valued, for book purposes, at $4.48 per share.
Effective May 24, 1996, in connection with a Share Purchase Agreement with
    Enterprise Systems Group Limited, the Company received assets of approximately $16,961,000 (including cash of $656,771) and assumed liabilities of approximately $8,281,000 in exchange for $10,000,000 in cash, notes payable of $5,000,000, and 2,276,200 shares of the Company's common stock valued, for book purposes, at $3.81 per share.
In July 1996, the holder of convertible debt converted debt of $1,215,000 and accrued interest of $11,884 into 487,694 shares of common stock valued at $2.51 per share, its then fair market value.
During the year ended March 31, 1997, the Company issued 98,595 shares of common stock as payment for accounts payable totaling $278,448.
During the year ended March 31, 1997, the Company recorded deferred interest of $847,000 related to the placement of convertible notes totaling $5.5 million. The amount was fully amortized and charged to interest expense during the same period.
During the year ended March 31, 1997, the Company recorded deferred dividends of $1,312,469 related to the issuance of convertible Series A Preferred Stock. The amount was recognized as dividends in full during the same period.
During the year ended March 31, 1997, the Company recorded $736,017 of accretion, to be paid in Common Stock, related to Series A Preferred Stock. During the year ended March 31, 1997, the Company issued 116,162 shares of common stock valued at $2.00 per share, its then fair value, from conversions of $232,324 of shareholder notes.
Effective March 24, 1997, in connection with the sale of the Company's 66.67% interest in Channelmatic, Inc., the Company divested assets of approximately $6,026,000 (including cash of $451,872) and liabilities of approximately $4,030,000 in exchange for $5,250,000 in cash, $2,841,394 in notes receivable from and $2,841,262 of a short-term equity investment in LIMT AB.

           See accompanying notes to consolidated financial statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of IndeNet, Inc. and Subsidiaries (formerly Independent TeleMedia Group, Inc.), (the "Company") and its wholly-owned subsidiaries Mediatech, Inc. ("Mediatech") (since its acquisition on February 3, 1995), Starcom Television Services, Inc. ("Starcom") (since its acquisition on February 7, 1996), its 66.67%-owned subsidiary Channelmatic, Inc. ("Channelmatic") (since its acquisition on November 27, 1995), Cable Computerized Management Systems, Inc. ("CCMS") (since its acquisition on May 16, 1996), and Enterprise Systems Group, Ltd. ("Enterprise") (since its acquisition on May 24, 1996). The Company's interest in Channelmatic was sold on March 24, 1997, effective for accounting purposes on March 31, 1997. All material intercompany transactions and balances have been eliminated.

ORGANIZATION AND BUSINESS

         The Company was organized under the laws of the State of Colorado on April 4, 1988. Effective July 15, 1995, the Company re-incorporated as a Delaware corporation. The Company designs and develops traffic billing, revenue and program management software products for the management of advertising time and programming. It also is a provider of television advertisement delivery services for national advertisers and programmers. Until the sale of the Company's interest in Channelmatic on March 24, 1997, it developed, assembled, and distributed software and hardware for advertising insertion into television programming. The Company considers itself in one business segment. The Company's customers are located throughout the world and are serviced by operating facilities located in Colorado Springs, Colorado; Thames Ditton, England; Sydney, Australia; Grand Rapids, Michigan; Chicago, Illinois; Louisville, Kentucky; New York, New York; and Los Angeles, California.


LIQUIDITY

         At March 31, 1997, the Company had a working capital deficit of $12.5 million. Included in this amount are principal payments of $7.0 million due to the former shareholders of the acquired subsidiaries. The Company is also currently attempting to restructure the terms of these notes so that payments made will not have negative impact on operations. The Company is currently in negotiations with the holder of two notes totaling $4.3 million to restructure the notes. Over the next twelve months, the Company believes cash flow from operations will be positive. This is expected to be accomplished primarily through the Company's business restructuring and integration plan designed to improve operating efficiencies. The Company anticipates selling its Mediatech and Starcom subsidiaries for a combination of cash and other consideration. The Company expects that the cash proceeds from the sale of those subsidiaries will result in a significant increase to working capital. The Company would, if necessary, liquidate certain long-term assets for cash and liquidate certain liabilities with the Company's common stock. The Company also believes it could raise additional funds through a private placement of equity securities. The Company believes it will be successful in its plans to meet cash requirements over the next twelve months.

TRANSLATION OF FOREIGN CURRENCIES

         The functional currency of the Company's foreign subsidiaries is the local currency. The assets and liabilities of the subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders' equity, until there is a realized reduction of the investment in the foreign operations. Foreign currency transaction gains and losses are included in results of operations.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT

         Depreciation of property and equipment is provided using the straight-line method. The estimated useful lives are as follows:

         Building and improvements                            10-20 years
         Equipment                                             5-7  years
         Furniture and fixtures                                5-7  years
         Vehicles                                              4    years
         Leasehold improvements are written-off over the estimated useful lives or the life of the related lease, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

         Software development costs related to the Company's software products are capitalized upon the establishment of technological feasibility until ready for sale. At each balance sheet date, using an un-discounted cash flow method, the Company evaluates the realization and period of amortization to determine whether events and circumstances warrant revised estimates of amortization and whether the software development costs has continuing value.

         All other research and development costs are charged to research and development expense in the period incurred.

         Amortization of capitalized software development costs is provided on a product-by-product basis computed on the straight-line method over the estimated useful life of the products not to exceed five years. During fiscal 1997, the Company wrote-off capitalized development costs of $13.1 million. The Company wrote-down those assets as it determined that the carrying value of these assets may not be recoverable due to management's change in product strategy.

GOODWILL

         Goodwill represents the excess of cost over the fair value of the identifiable net assets acquired in connection with the February 3, 1995 acquisition of Mediatech, the November 27, 1995 acquisition of Channelmatic, the February 7, 1996 acquisition of Starcom and the May 16, 1996 acquisition of CCMS. Goodwill is amortized on a straight-line basis over 20 years. During fiscal 1997, the Company wrote-off goodwill of $2.5 million from the acquisitions of Mediatech and Starcom. The Company wrote-down the goodwill as it determined that the carrying value of this asset may not be recoverable due to changes in business affecting its realization. In determining the amount of the impairment loss, the fair value of the asset was calculated as the sum of the discounted cash flows estimated to be generated from the utilization of the respective assets.

         At each balance sheet date, using an undiscounted cash flow method, the Company evaluates the realization and period of amortization to determine whether events and circumstances warrant revised estimates of amortization and whether the goodwill has continuing value.

CUSTOMER LIST

         Customer list represents an identifiable intangible asset acquired in connection with the May 24, 1996 acquisition of Enterprise. The customer list is supported by long-term contracts held by Enterprise. Customer list is being amortized on a straight-line basis over 15 years.

         At each balance sheet date, using an undiscounted cash flow method, the Company evaluates the realization and period of amortization to determine whether events and circumstances warrant revised estimates of amortization and whether the customer list has continuing value.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped or installed to the customer or at the completion of services rendered.

Deferred Income

         Deferred income represents amounts received for products and services not yet supplied at the balance sheet date.

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

LOSS PER SHARE

         Net loss per share is calculated by taking the net loss plus preferred stock dividends divided by the weighted average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's notes receivable and long-term debt is estimated based on the quoted market price for the same or similar financial instruments issued, or on the current rates offered to the Company for financial instruments of the same remaining maturities.

STOCK-BASED COMPENSATION

         As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING PRONOUNCEMENTS

         On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computations.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1997 presentation.


2.       ACQUISITIONS AND SALE OF ASSETS

         MEDIATECH

         Effective February 3, 1995 and amended as of March 14, 1995, the Company acquired 100% of the outstanding common shares of Mediatech under a Stock Purchase Agreement with Mediatech's shareholders for $9.1 million. Under the terms of the Agreement with the shareholders of Mediatech, the Company issued 900,000 shares of restricted common stock valued at $1.5 million (its fair value), paid $3.0 million in cash and issued notes of $4.6 million. Principal and interest payments on the notes were to be payable quarterly and begin 90 days from the date of close and will equal $18,750 per quarter for the first four quarters; increase to $141,033 for the fifth through the twelfth quarters; and remain at $122,283 for the remaining term of the notes. Effective June 30, 1995, a former shareholder of Mediatech converted $2.25 million of a note payable into 750,000 shares of the Company's common stock at $3.00 per share. Effective January 1, 1996, another former shareholder of Mediatech converted $100,000 of a note payable plus accrued interest of $7,359 into 26,840 shares of the Company's common stock at $4.00 per share. The Company has not made the schedule May 1997 note payment to one of the note holders. The Company is currently in discussions with the note holder towards renegotiating the terms and conditions of the notes. The Company has classified the entire obligation of $2.1 million in principal plus accrued interest as a current liability as of March 31, 1997.

         The acquisition was accounted for as a purchase. The results of operations of Mediatech are included in the statement of operations as of the date of acquisition. The excess purchase price over the fair value of the identifiable net assets acquired is $9.0 million, of which $4.9 million is allocated to purchased equipment, $200,000 to long-term assets, and $4.0 million to goodwill. The purchased equipment is being amortized on a straight-line basis over five years and goodwill is being amortized on a straight-line basis over 20 years. See Notes 1 and 10 regarding write-down of goodwill.

         CHANNELMATIC

         Effective November 27, 1995, the Company entered into an Asset Purchase and Contribution Agreement with Channelmatic pursuant to which the Company agreed to purchase 66.67% of the assets, business and operations of Channelmatic. The purchase price paid by the Company for its 66.67% interest consisted of the following: (i) a $5.6 million promissory note; and (ii) 1,530,000 restricted shares of the Company's Common Stock. The restricted common stock was valued at $2.82 per share (which price represents approximately 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value. In addition, the Company agreed to contribute

$3.0 million to the capital of Channelmatic, which amount was payable over an 18-month period with interest at an 8% annual rate. The $3.0 million was contributed to Channelmatic. The Company also obtained a five-year option to purchase some or all of the remaining 33.33% interest in Channelmatic for a purchase price of up to $6.0 million on a pro rata basis.

         The $5.6 million promissory note bears interest at a rate of 8% per annum. A $2.0 million principal payment was made on January 5, 1996 and a $500,000 payment was made on April 1, 1996. Commencing in July 1996, the Company was to make monthly payments of principal and interest equal to $58,962. The Company made various payments towards the note during fiscal 1997. The Company's obligations under the promissory note were secured by a lien on the Company's 66.67% common stock interest in Channelmatic, a blanket lien on substantially all of Channelmatic's assets, and by a guarantee of Channelmatic.

         The acquisition was accounted for as a purchase. The results of operations of Channelmatic are included in the statements of operations as of the date of acquisition through the sale of Channelmatic effective March 31, 1997. The excess purchase price over the fair value of the identifiable net assets acquired was $10.1million, of which $600,000 was allocated to purchased equipment and $9.5 million to goodwill. The purchased equipment was being amortized on a straight-line basis over five years and goodwill was being amortized on a straight-line basis over 20 years.

         On March 24, 1997, the Company sold its 66.67% interest in Channelmatic to Limt Local Insertion Media Technology AB, a Swedish corporation ("LIMT") for $10.91 million. The total consideration consisted of (i) $5.25 million in cash;
(ii) 237,000 shares of LIMT's shares of capital stock; (iii) LIMT's Convertible Subordinated Debenture, dated May 1, 1997, in the amount of SEK (Swedish Krona) 10,697,500 ("Note 1"); and (iv) LIMT's Subordinated Debenture, dated May 1, 1997, in the principal amount of SEK 10,696,494 ("Note 2"). Based on the conversion rate in effect between the United States dollar and SEK, Note 1 and
Note 2 had an aggregate principal balance of U.S. $2.8 million at the time of sale. The 237,700 shares of LIMT stock was valued at $2.84 million, which management believes is its fair value. The two notes bear interest at a rate of 5.5% per annum, with interest payable quarterly. The entire principal balance of
Note 1 is due and payable on April 30, 2000. Note 1 provides that its outstanding principal balance, together with any accrued interest thereon, may be prepaid, in full or in part, at any time prior to December 31, 1998. After December 31, 1998, Note 1 will be convertible at the option of the Company into shares of common stock of LIMT at the rate of one share for each SEK 90 of principal amount to be converted. Commencing June 30, 1997 Note 2 is payable in 12 equal principal installments of SEK 891,372 plus interest. Note 2 may be prepaid at any time. If the entire principal balance of Note 2 is prepaid in full prior to December 31, 1998, such prepayment may be made in the amount of 80% of the then unpaid principal balance, plus accrued but unpaid interest. In the event of a default in payment under Note 2, in addition to any other available remedies, the holder of Note 2 may convert the unpaid portion of the
Note into LIMT's common stock at a conversion rate equal to 80% of the conversion rate applicable under Note 1.

         The Company used part of the cash consideration received of $5.25 million to pay-off a shareholder note payable, which was secured by the Company's stock ownership in Channelmatic. The amount used to the pay-off the debt plus accrued interest was $3.45 million. In a separate agreement, the Company and the holder of the shareholder note agreed to transfer 42,000 shares of LIMT common stock received by IndeNet from LIMT in the sale of Channelmatic to the holder for $500,000, the Company's costs basis in the stock. The $500,000 receivable is included in accounts and other receivables on the balance sheet as of March 31, 1997.

         As a result of the $10.91 million recorded as consideration for the sale of the Company's interest in Channelmatic, the Company realized a gain of $30,466. At the time of sale (March 31, 1997), Channelmatic had total assets of $6.0 million and total liabilities of $4.0 million.

         Management intends to sell its investment in the common stock of LIMT of $2.3 million in the next twelve months. Accordingly, the investment in LIMT stock is classified as a current asset and stated at the lower of cost or market.

         STARCOM

         On February 7, 1996, the Company acquired 100% of the common stock of Starcom for 637,500 shares of the Company's restricted common stock. The restricted common stock was valued for book purposes at $4.00 per share (which price represents approximately 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value.

         The acquisition is being accounted for as a purchase. The results of operations of Starcom are included in the statement of operations as of the date of acquisition. The excess purchase price over the fair value of the identifiable net assets acquired is $4.9 million, of which $2.9 is allocated to purchased equipment and $2.0 million is allocated to goodwill. The purchased equipment is being amortized on a straight-line basis over five years and goodwill is being amortized on a straight-line basis over 20 years. See Notes 1 and 10 regarding write-off of goodwill.

         CCMS

         On May 16, 1996 the Company completed the acquisition of CCMS for a purchase price of $4.8 million. The acquisition was effected through the merger of CCMS into a newly-formed wholly-owned subsidiary of the Company. The purchase price was paid at the closing by the Company paying $1.0 million in cash and by the Company issuing 587,612 unregistered shares of the Company's common stock to the CCMS shareholders. The shares are subject to certain "dribble-out" provisions through May 1998. The number of shares issued to the CCMS shareholders was based on the trading price of the Company's common stock, approximately $6.40 per share. For book purposes, the stock was valued at $4.48 per share, or 70% of $6.40, which management believes was its fair value. The amount of the purchase price was based on a multiple of CCMS's earnings before interest, taxes, depreciation and amortization. The cash portion of the purchase price was paid from the Company's existing working capital reserves.

         The acquisition is being accounted for as a purchase. The excess of the purchase price over the net assets of $3.6 million is included in Goodwill and is being amortized over 20 years. The results of operations of CCMS are included in the statement of operations as of the date of acquisition. See Note 11 for unaudited pro forma results of operations which include CCMS.

         ENTERPRISE

         On May 24, 1996, the Company completed the acquisition of Enterprise, a private company incorporated in England and Wales for a purchase price equal to $27.3 million. The purchase price is equal to the U.S. dollar equivalent of eight times EBITDA (earnings before interest, taxes, depreciation and amortization) of Enterprise for the 12 months ended March 31, 1996. The purchase price was paid (i) at the closing by the Company paying $10.0 million in cash and $5.0 million in promissory notes ("the Enterprise Notes") and (ii) by the Company issuing 2,276,200 shares of Common Stock, valued at $5.44 per share, which management believes was its fair value. The number of shares issued was based on the average closing price of the stock (as reported by The NASDAQ Stock Market) for a 60-day trading period consisting of a defined 30 trading days in February and March 1996 and 30 trading following the closing (the "Share Price"). For book purposes, the shares were valued at $3.81 per share, or 70% of $5.44. The Enterprise Notes earn interest at a rate of 8% per annum, mature May 31, 2000, with equal payments due quarterly commencing on November 30, 1996. Commencing November 24, 1996, the Enterprise Notes are convertible into the Company's common stock at the holders' option at a conversion price of 150% of the Share Price. The holders of the common stock issued in this transaction have certain demand and piggy-back registration rights. The cash portion of the purchase price was paid from proceeds of a Preferred Stock private placement. In connection with the acquisition of Enterprise, the Company elected two designees of the former Enterprise shareholders to the Company's Board of Directors. During fiscal 1997, note holders converted $232,324 of principal into 116,162 shares of the Company's common stock. The stock was valued at its fair value at the time of conversion. The Company has not made the scheduled note payments beginning November 1996 through May 1997. The Company is currently in discussions with the note holders towards renegotiating the terms and conditions of the notes. The Company has classified the entire obligation of $4.3 million in principal plus accrued interest as a current liability as of March 31, 1997.

         The acquisition was accounted for as a purchase. A part of the allocation of the purchase price, $15.0 million, is included in Customer List and is being amortized over 15 years. The customer list is supported by long-term contracts held by Enterprise. The results of operations of Enterprise are included in the statement of operations as of the date of acquisition. See
Note 11 for unaudited pro forma results of operations which include Enterprise.

3.       RESTRICTED CASH

         At March 31, 1997, the Company had $1.5 million in a restricted bank account as an offset for a corresponding current liability of $1.3 million. The liability represents a hedging facility to mitigate the Company's exposure to currency fluctuations between the United States dollar and British pound.

         At March 31, 1996, the Company had approximately $453,000 in an escrow account for payment of past due payroll taxes. These payroll tax liabilities were acquired through the purchase of Starcom. During fiscal 1997, the Company paid approximately $438,000 for payroll taxes from this escrow account.


4.       INVENTORY

         Inventories are summarized as follows:

                                                       March 31,        March 31,
                                                         1997              1996
           --------------------------------------------------------------------------
           Raw materials                               $    311,434       $ 1,283,372
           Work in process                                        -           401,467
           Finished goods                                         -           644,289
           --------------------------------------------------------------------------
                                                            311,434         2,329,128
           Less reserve for obsolescence                          -           185,201
           --------------------------------------------------------------------------
           Total inventories                            $   311,434       $ 2,143,927
           ==========================================================================

5.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and consist of the following:

                                                          March 31,       March 31,
                                                            1997            1996
           -------------------------------------------------------------------------
           Land                                         $         -      $   500,000
           Building and improvements                              -          628,753
           Equipment                                     14,597,567       13,731,279
           Leasehold improvements                           391,862          359,233
           Furniture and fixtures                           154,179           70,801
           Vehicles                                         482,068           59,596
           -------------------------------------------------------------------------
                                                         15,625,676       15,349,662
           Less accumulated depreciation and
                amortization                              3,753,089        1,703,243
           -------------------------------------------------------------------------
           Property and equipment, net                  $11,872,587      $13,646,419
           =========================================================================

         Depreciation and amortization related to Property and Equipment for the years ended March 31, 1997 and 1996 was $3.5 million and $1.6 million.

6.        NOTES PAYABLE, LONG-TERM DEBT AND LINES-OF-CREDIT

                                                                                  March 31,    March 31,
                                                                                    1997          1996
           ---------------------------------------------------------------------------------------------------
           Note payable - minority shareholder of Channelmatic; bearing interest at 8.0%; due in monthly installments of $58,962, beginning in
                June 1996; due November 2001; secured by the assets of
                Channelmatic. Note was paid in full on March 24, 1997.
                See Note 2.                                                      $          -     $3,618,947
           Notes payable - former shareholders of Mediatech; bearing interest at 8.0%; one note due in monthly installments of $40,658
                through November 2002; other notes due in aggregate quarterly installments of $4,587 through November 2004; due from November
                2002 through February 2005; unsecured. The Company and holder of one of the notes are currently in discussions to modify the
                terms of the note.                                                  2,248,564      2,254,500
           Notes  payable  -  former   shareholders  of  Enterprise;   bearing
                interest at 8.0%;  due in quarterly  installments  of $447,214 through May 2000,  secured by 5/27th of the  capital  stock of
                Enterprise.  The  Company  and the  holders  of the  notes are
                currently in discussions to modify the terms of the notes.          4,767,676              -
           $1,850,000  bank   line-of-credit   expiring   December  31,  1997.
                $350,000 of this line bears  interest at 8.5%.  The  remainder bears  interest  at the LIBOR  rate.  The line was  secured by substantially  all the  assets  of  Mediatech.  The  line  was
                refinanced during 1997 through another banking facility.                    -      1,850,000
           Line  of  credit,  interest  at the  bank's  prime  rate  plus  3%.
                Borrowings  may  not  exceed   $2,000,000  with   availability
                limited  based  on  various  factors.  The  agreement  was  to expire on January 31,  1998 and was  subject to  renewal.  The
                line  was  refinanced  during  1997  through  another  banking              -      1,188,605
                facility.
           Line of credit, interest at the bank's prime rate plus 2.25% (10.75%
                at March 31, 1997). Interest is due monthly. The maximum amount available under the agreement is the lesser of $2,925,000 or 80%
                of the eligible unbilled accounts receivables plus the lesser of
                $600,000 or 80% of the eligible unbilled accounts receivable, as specified in the agreement. The line is secured by substantially
                all the assets of Mediatech.                                        2,191,213              -
           Note payable - bank; bearing interest at 8.04%; due in monthly installments of $31,550 with a balloon payment due in December
                1997 for the remaining balance. The note was secured by
                substantially all the assets of Mediatech and was refinanced
                during 1997 through another banking facility.                               -      1,253,868
           Mortgage payable - bank;  bearing interest at 8.04%; due in monthly
                installments  of  $9,272,   with  a  balloon  payment  due  in
                December  1997 for the  remaining  balance.  This mortgage was paid-off  in May  1996 as a result  of the sale of the  office
                building which secured the mortgage.                                        -        759,545
           Note payable - bank,  bearing  interest at prime plus 2.25% (10.75%
                at March 31,  1997);  due in monthly  installments  of $41,667 through  March 1, 2002.  The line is secured by  substantially
                all the assets of Mediatech.                                        2,458,333              -

6.       NOTES PAYABLE, LONG-TERM DEBT AND LINES-OF-CREDIT (CONTINUED)

                                                                               March 31,     March 31,
                                                                                 1997          1996
           -----------------------------------------------------------------------------------------------
           Various notes payable to vendors, interest ranging from 0% to
                21.07%, monthly payments ranging from $400 to $7,000, due
                through September 1999.                                            309,447        1,147,727
           Note  payable  - bank,  bearing  interest  at prime  plus  2.25%
                (10.75%  at  March  31,  1997).  The  amount  available  is
                $600,000.  No advances were outstanding at March 31, 1997.               -                -
           $3,000,000 convertible note payable - bearing interest at 7.0%, due
                February 28, 1998, interest payable quarterly in cash or the
                Company's common stock; convertible into the Company's
                common stock based on a formula.  See Note 9.                    1,785,000        3,000,000
           $2,500,000  convertible note payable - bearing interest at 7.0%, due May 30,  1998,  interest  payable  quarterly in cash or the Company's common stock;  convertible into the Company's
                common stock based on a formula.  See Note 9.                    2,500,000                -
           Line of credit,  interest  at the bank's base rate plus 2% (8.0%
                at   March   31,   1997).   Borrowings   may   not   exceed
                $1,237,500.  The agreement  expires on June 30, 1998 and is
                subject  to  renewal.  The line is secured by the assets of      1,237,500                -
                Enterprise.
           Line of credit, interest at the bank's base rate plus 2% (8.0% at
                March 31, 1997). Borrowings may not exceed $1,650,000. The agreement expires on June 30, 1998 and is subject to renewal.
                At March 31, 1997, $248,504 in borrowing capacity remained
                available. The line is secured by the assets of Enterprise.      1,401,496                -
           Hedging loan,  bearing interest LIBOR plus 1% (7.1% at March 31,
                1997);  due  June  30,  1997,  secured  by  a  like  amount
                included in Restricted Cash (See Note 3).                        1,300,026                -
           Note payable - bank,  bearing  interest at bank's base rate plus
                2% (8.0% at March 31, 1997); due in quarterly  installments of  $61,875  through  May 1998;  secured  by the  assets of
                Enterprise.                                                        307,733                -
           Note payable - bank,  bearing  interest at bank's base rate plus
                2% (8.0% at March 31, 1997); due in quarterly  installments of  $165,000  through  May 1998;  secured  by the assets of
                Enterprise.                                                        495,000                -
           ------------------------------------------------------------------------------------------------
                                                                                21,001,988       15,073,192
           Less current portion                                                 15,933,637        2,244,920
           ------------------------------------------------------------------------------------------------
           Net long-term portion                                               $ 5,068,351      $12,828,272
           ================================================================================================

         The carrying amount of the above debt instruments to third parties approximates the fair value of the instruments.

         As of March 31, 1997, the aggregate amounts of long-term debt maturing in succeeding years are as follows:

            Years ended
             March 31,       Related Party         Third Party            Total
           --------------------------------------------------------------------------
           1998                    $6,844,117           $9,089,520        $15,933,637
           1999                         4,691            3,437,895          3,442,586
           2000                         5,114              500,000            505,114
           2001                         5,510              500,000            505,510
           2002                         6,016              458,333            464,349
           Thereafter                 150,792                    -            150,792
           --------------------------------------------------------------------------
                                   $7,016,240          $13,985,748        $21,001,988
           ==========================================================================

7.       CAPITAL LEASE OBLIGATIONS

         The following is a schedule of future minimum lease payments of capitalized leases, underlying property and equipment having a cost of $2.2 million, together with the present value of the net minimum lease payments as of March 31, 1997:

           Years ended March 31,
           --------------------------------------------------------------
           1998                                                  $746,976
           1999                                                   565,106
           2000                                                   158,553
           2001                                                    53,908
           2002                                                    24,597
           Thereafter                                              11,556
           --------------------------------------------------------------
           Total minimum lease payments                         1,560,696
           Less amount representing interest (effective
               interest ranging from 4% to 18.7%)                 212,620
                                                                ---------
           Present value of minimum lease payments              1,348,076
           Less - current portion                                 645,755
           --------------------------------------------------------------
           Long-term portion                                     $702,321
           ==============================================================

8.       INCOME TAXES

         At March 31, 1997 and 1996, the Company (excluding Channelmatic) has net operating loss carryforwards of $19.8 million and $7.7 million for federal income tax purposes, of which $2.7 million is subject to a separate return limitation. The carryforwards expires in varying amounts and years through 2012. This loss carryforwards also gives rise to a deferred tax asset of $8.2 million and $2.6 million at March 31, 1997 and 1996. This deferred tax asset has a valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. Income tax benefit for fiscal 1997 primarily represents the reversal of a deferred tax liability. A deferred tax liability was written-off the balance sheet in connection with the write-off of capitalized software development costs which previously gave rise to the deferred tax liability. Income tax expense for fiscal 1996 represents state taxes for the various states in which the Company does business and corporate tax.

         The Company's total deferred tax assets and valuation allowance consisted of the following at March 31, 1997 and March 31, 1996:

                                                          March 31, 1997     March 31, 1996
           ----------------------------------------------------------------------------------
           Loss carryforwards                                $8,178,000           $2,600,000
           Tax effects of temporary differences:
                Deferred revenue                                836,000                    -
                Accrued litigation                              221,000                    -
                Accrued restructuring expenses                  162,000                    -
                Depreciation and amortization                    49,000              167,000
                Other                                            20,000               12,000
           ----------------------------------------------------------------------------------
           Total deferred tax assets                          9,466,000            2,779,000
           Valuation allowance                               (9,300,000)          (2,779,000)
           -----------------------------------------------------------------------------------
           Net deferred tax assets                          $   166,000      $               -
           ===================================================================================

         A valuation allowance has been provided since the Company cannot determine it is more likely than not that a portion of the deferred tax assets will be realized.

         The consolidated effective tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the indicated percentages:

                                                       March 31, 1997        March 31, 1996
           ----------------------------------------------------------------------------------
           Statutory U.S. federal benefit                      (34%)                 (34%)
           Goodwill amortization and write-offs not
             deductible for tax purposes                         8%                    5%
           Non-cash interest expense from
             convertible notes not deductible for
             tax purposes                                        1%                    -
           Taxable loss on sale of assets not
             recognized for book purposes                       (4%)                   -
           Other                                                 2%
           Change in valuation allowance                        22%                   29%
           ----------------------------------------------------------------------------------
           Effective tax rate                                   (5%)                   0%
           ==================================================================================


9.       EQUITY

Private Placements

1)
         On April 29, 1996, the Company completed a Regulation-S private placement of Series A Preferred Stock ("the Series A") for $12.0 million. The net proceeds, after costs of approximately $800,000, were used primarily for the acquisitions of CCMS and Enterprise. The placement consisted of 1,200 shares of the Series A with a 6% annual accretion. For accounting purposes, the accretion is being treated as a dividend. The Series A was convertible into common stock based on 85% of the average closing bid price of the Common Stock for the five days immediately preceding the conversion date, but not to exceed $7.00 per share. The Common Stock carried registration rights and the Company had the option to repurchase the Series A at the time of conversion at an 18% premium to the principal amount and has the right to call the Series A at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of March 31, 1997, $2.9 million of the Series A plus accrued accretion had been converted, resulting in the issuance of 1,032,485 shares of the Company's Common Stock.

         Effective September 30, 1996, the Company and the holders of 76%, or $7.71 million of the then $10.2 million outstanding Series A agreed to exchange their shares for a new Series C Preferred Stock (the "Series C"). The Series C has the following features: conversion into common stock is fixed at $5.00, no conversions can occur for six months, it is non-voting and bears an 8% accretion rate. For accounting purposes, the accretion is being treated as a dividend. After a six-month lock-up period, conversion into common stock is limited to 10% of Series C shares per month. Any Series C shares outstanding at September 30, 1999 shall be automatically converted into common stock at $5.00 per share. At the time of exchange, the holders received common stock purchase warrants with an exercise price of $5.00; the number of which will equaled 10% of the issue price of their Series C shares divided by $5.00. Up to 3.9% of the original Preferred Stock issuance was convertible during the first 90 day period and up to 3.9% during the next 90 day period at a conversion price of $3.32 per share.

         From October 1, 1997 to January 31, 1998, the holders of the Series C shares shall be entitled to require the Company to redeem up to 25% of their remaining shares at a rate of 105% of each share plus accrued accretion each month for cash or common stock - at the Company's option - valued at market at the time of the redemption.

         The Company is currently in negotiations with the holders of the remaining Series A of $1.9 million to modify the terms and conditions of the agreements.

         During the year ended March 31, 1997, the Company recorded a deferred accretion charge of $1.3 million and fully amortized that amount into dividends. The deferred accretion amount related to the issuance of convertible Series A. The amount represents an implied additional dividend rate of 12.3% based on the fair market value of the 85% conversion feature. The amount was amortized over the period from the issuance date through the date in which the preferred stock was first convertible into common stock.

         The dividends to the preferred shareholders of $2.1 million consists of $1.3 million discussed in the preceding paragraph, $187,608 related to the Series A shares, $78,000 related to Series B shares and $548,409 related to the Series C shares.

         2) In May 1996, the Company completed a Regulation-D private placement of a $2.5 million Convertible Note ("the Note") to a single accredited institutional investor, used primarily for product development. The investor is the same investor with whom the Company completed a $4.0 million private placement on February 28, 1996. (See following paragraph.) The Note accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's common stock at the Company's option and has a term of two years. The principal amount of the Note, together with interest is convertible no later than 120 days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The Company has the right to convert all or part of the Note any time after 210 days from closing date into the underlying stock. In addition, the Note is redeemable for cash in whole or in part anytime after 120 days from closing in an amount equal to 122% of the principal balance of the Note.

         On February 28, 1996, the Company completed a Regulation-D private placement of 224,795 shares of its common stock for $1.0 million and a Convertible Note ("Note 2") for $3.0 million to a single accredited institutional investor. Note 2 accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's common stock at the Company's option and has a term of two years. The principal amount of Note 2, together with interest is convertible in ninety days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The Company shall have the right to convert all or part of Note 2 any time after 90 days from closing date into the underlying stock. In addition, Note 2 is redeemable for cash in whole or in part anytime after 90 days from closing in an amount equal to 122% of the principal balance of the Note.

         During the year ended March 31, 1997, the Company recorded a deferred interest charge of $847,000 and fully amortized that amount as a charge to interest expense. The deferred interest charge related to the placement of convertible notes totaling $5.5 million. The amount of interest expense represents an implied discount rate of 15.4% based on the fair market value of the 82% conversion features of both the $3.0 million and $2.5 million notes, and was amortized over the period from effective date through the dates in which the notes were first convertible into common stock.

         In July 1996, $1.2 million in principal of the $3.0 million convertible note plus accrued interest of $11,884 was converted into 487,694 shares of the Company's common stock.

         In September 1996, the Company believed that it had renegotiated certain of the terms of its convertible notes with the holder of the notes to, among other things, eliminate the conversion feature of the original issuance, and convert the obligation into subordinate notes due in two years. The renegotiated terms called for the total obligation to be repaid by the issuance of approximately 350,000 shares of the Company's Common Stock, and $4.285 million in principal to be paid in cash in quarterly installments of $350,000 beginning December 31, 1996 with principal and interest to be amortized over 3 years at an interest rate of 8% per annum and a balloon payment due in 2 years. Since the time of the renegotiations, the Company has been waiting and expecting formal documentation from the holder's counsel and, in the interim, has relied on a term sheet initialed by the holder and oral representations made by the holder. In January and February 1997, the Company received two letters from the holder's counsel stating the holder does not believe that it is bound by the terms of the renegotiations and that the Company is in default under the original terms of the two notes. The Company is continuing its discussions with the holder to restructure the notes. The Company has classified the entire obligation of $4.285 million in principal plus accrued interest as a current liability as of March 31, 1997.

3)
         In August 1994, the Company distributed a private Tender Offer to the warrant holders from a private placement in 1993 offering either to purchase each existing warrant for $.40 per warrant or to exchange for three existing warrants one share of available common stock. Warrant holders sold back to the Company 194,800 warrants for a total price of $77,920. In addition, during fiscal 1996, the Company called both A and B warrants associated with the private placement, which resulted in the Company receiving net proceeds of $3.7 million and issuing 2,382,579 shares of common stock.

Buy-Back of Stock From Officers

         During fiscal 1996, the Company purchased 77,778 shares of the Company's common stock from the Company's former Chief Executive Officer and Chief Financial Officer for $350,000. The common stock was valued at $4.50 per share, which was its fair value at the time of purchase.

Other Stock Issuances

         During fiscal 1997, the Company paid two vendors a total of 98,598 shares of its common stock in settlement of $278,448 in outstanding payables. Both vendors were related parties. The common stock was issued at the fair value at the time of issuance.

         On February 7, 1996, the Company paid a vendor $288,444 with 72,111 shares of its common stock. The common stock was valued at $4.00 per share, which was its fair value at the time of issuance.

Stock Options and Warrants

         The Company has a stock option plan for directors, officers, and employees, which provide for nonqualified stock options. The Board of Directors determines the option price (not to be less than fair market value) at the date of grant. Options granted generally vest over three months and expire five years from the date of grant.

         The following table summarizes the transactions related to the Company's stock option plan:

                                                 Number of    Weighted-Average
                                                  Shares       Exercise Price     Aggregate Value
           ---------------------------------------------------------------------------------------
           Balance at March 31, 1995                 930,000       $1.35                $1,260,080

           Options granted                         1,036,585        2.66                 2,759,901
           Options exercised                         575,126        1.38                   791,091
                                               --------------                    ------------------

           Balance at March 31, 1996               1,391,459        2.32                 3,228,890

           Options granted                         1,725,050        3.50                 6,039,325
           Options exercised                         590,678        2.79                 1,649,155
           Options expired                           173,098        2.64                   456,127
                                               --------------                    ------------------

           Balance at March 31, 1997               2,352,733        $3.05               $7,162,933
                                               =============                     ==================
           Options exercisable (vested) at
                March 31, 1997                     2,052,733        $3.25               $6,673,933
                                               =============                     ==================

          All options issued during the fiscal years ended March 31, 1997 and 1996 had exercise prices that were at fair market value at grant date.

         During fiscal 1997, various employees of the Company effected the cashless exercises of a total of 590,678 options at exercise prices ranging from $1.25 to $3.25 per share, resulting in the issuance of 314,125 shares of common stock.

         During fiscal 1996, various employees of the Company effected the cashless exercises of a total of 575,126 options at exercise prices ranging from $1.25 to $2.25 per share, resulting in the issuance of 441,280 shares of common stock.

         The following table summarizes the transactions related to the Company's warrants to purchase common stock:

                                                              Weighted-Average
                                                 Number of    Exercise Price   Aggregate Value
                                                  Shares
           ------------------------------------------------------------------------------------
           Balance at March 31, 1995               1,891,241       $2.17             $4,112,683

           Warrants granted                        2,224,692       2.35               5,228,735
           Warrants exercised                      3,234,344       1.77               5,714,816
           Warrants canceled or expired              265,127       6.96               1,846,020
                                               --------------                  -----------------

           Balance at March 31, 1996                 616,462       2.89               1,780,582

           Warrants granted                          455,829       4.28               1,952,003
           Warrants exercised                        178,876       2.32                 414,699
           Warrants canceled or expired              250,000       3.10                 775,000
                                               =============                   =================

           Balance at March 31, 1997                 643,415       $3.95             $2,542,886
                                               =============                   =================
           Warrants exercisable (vested) at
                March 31, 1997                       643,415       $3.95             $2,542,886
                                               =============                   =================

         The weighted-average fair value, which is defined as the excess of the weighted-average fair value over the exercise price, of options and warrants granted during the fiscal year ended March 31, 1997, was $0.80.

          During fiscal 1997, warrant holders exercised 178,876 warrants at exercise prices ranging from $1.33 to $3.00 per share for cash totaling $414,699.

          During fiscal 1996, warrant holders exercised 697,165 warrants at exercise prices ranging from $1.25 to $2.50 per share for cash totaling $1,235,188.

         During fiscal 1996, warrant holders effected the cashless exercises of a total of 181,000 warrants at exercise prices ranging between $2.50 and $3.00 per share, resulting in the net issuance of 53,331 shares of common stock.

         Effective June 30, 1995, the holder of a $500,000 note converted the note to 166,667 shares of Series B Convertible Preferred Stock ("Series B"). The preferred stock was valued at $3.00 per share and provides for a 12% annual dividend, payable monthly for a period of up to five years. Commencing July 1, 1997, the Series B is convertible into the Company's common stock for $3.00 per common share (i.e., one preferred share for one common share) or market, whichever is less. In addition, in August 1995, the holder purchased an additional 50,000 shares of Series B, valued at $3.00 per share, the fair value at the time. This issuance of the 50,000 shares of preferred stock has the same terms as the previously issued preferred stock. Net proceeds to the Company of the issuance of the 50,000 shares of preferred stock, after legal and professional expenses, was $145,400. In connection with the issuances of the Series B, the holder received 212,586 warrants at an exercise price or $3.00 per share. The exercise price was valued at the fair value of the underlying common stock at the grant dates. During fiscal 1997, the holder exercised its rights for 50,000 of the warrants, resulting in $150,000 to the Company. The remaining 162,586 warrants outstanding at March 31, 1997 expire in August 1997.

          All warrants issued during the fiscal years ended March 31, 1996 and March 31, 1997 had exercise prices that were at the fair market value at grant date.

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in fiscal 1997 and fiscal 1996: dividend yield of zero percent; expected volatility of 21 percent; risk-free interest rate of 6.73 percent; and expected lives ranging between three and five years. Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

           Net loss                         1997                 1996
           -------------------------------------------------------------------
               As reported              $25,600,116           $2,957,032
               Pro forma                $27,348,204           $4,047,494

           Loss per share
           -------------------------------------------------------------------
               As reported                 $1.73                 $0.35
               Pro forma                   $1.84                 $0.48

         Due to the fact that the Company's stock option programs vest over many years and additionally awards may be made each year; the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1996 that vested in 1996 and 1997.

         The following table summarizes information about stock options and warrants outstanding at March 31, 1997:

                                                                          Options and Warrants Exercisable
                                                                         -----------------------------------
                                Options and Warrants
                                     Outstanding
                     Number       Weighted-Average                           Number
   Range of       Outstanding       Remaining         Weighted-Average   Exercisable at   Weighted-Average
Exercise Prices   at 3/31/97      Contractual Life      Exercise Price       3/31/97        Exercise Price
------------------------------------------------------------------------------------------------------------
$1.38-$2.50          1,917,733          4.13                $1.97               1,617,733       $2.04
$3.00-$4.13            237,586          2.44                $3.17                 237,586       $2.44
$5.00-$7.00            840,829          4.08                $6.15                 840,829       $4.08
------------------------------------------------------------------------------------------------------------
$1.38-$7.00          2,996,148          4.07                $3.24               2,696,148       $3.42
============================================================================================================


10.      Restructuring, Impairment and Other Costs

         On January 28, 1997, the Company announced the details of its business integration plan. The cost reduction phase of the plan includes the consolidation of administrative functions within the Company, the merging of the five acquired businesses and start-up division into two operating divisions organized around core customers, and the centralization of research and development and marketing functions.

         Overall, the business integration plan calls for a reduction in the number of facilities from 19 to 11 and the elimination of over 150 positions from the Company's workforce. The Company completed the major phase of the integration plan by March 31, 1997.

         In conjunction with the implementation of the business integration plan, the Company recorded a pre-tax special charge to earnings of $18.4 million in the third and fourth quarters of fiscal 1997. The charge is included in Restructuring, Impairment and Other Costs under Operating Expenses in the Consolidates Statement of Operations. Included in the amount are cash items such as severance and other employee costs of $1.0 million, lease obligations and other exit costs associated with facility closures of $.6 million and $.1 million of other costs related to the implementation of the business integration plan. Expenditures for the cash restructuring items will be substantially completed in fiscal 1998.

         The non-cash items in the $18.4 million Restructuring, Impairment and Other Costs include $16.7 million related to asset write-downs to net realizable value for disposals of excess facilities and equipment, write-offs of goodwill and software development costs. The Company wrote-down those assets due to (i) change in product strategy and (ii) as it determined that the carrying value of the assets may not be recoverable. In determining the amount of the impairment loss, the fair value of the assets were calculated as the sum of the discounted cash flows estimated to be generated from the utilization of the respective assets.

11.      Customers and Geographic Data

         Sales to two customers represented 11.1% and 10.4% of the Company's net sales for the year ended March 31, 1996. The related accounts receivable from these customers represented 12% of the accounts receivable at March 31, 1996. There were no customers representing over 10% of the Company's business for 1997.

         The Company's operations are conducted in the United States and international markets, principally in Europe, Australia, New Zealand, and South Africa. Information about the Company's domestic and international operations for each fiscal year is as follows:

                                                             1997              1996
           -------------------------------------------------------------------------------
           Revenue:
                Domestic                               $  37,911,693      $ 20,868,899
                International (including U.S.              8,830,827                 -
           exports)
           -------------------------------------------------------------------------------
                                                       $  46,742,520      $ 20,868,899
           ===============================================================================
           Operating loss:
                Domestic                               $  (2,620,958)     $   (205,335)
                International (including U.S.            (12,892,250)                -
           exports)
           -------------------------------------------------------------------------------
                                                         (15,513,208)         (205,335)
                Unallocated expenses and eliminations     (9,285,705)       (2,431,217)
           -------------------------------------------------------------------------------

                                                        $(24,798,913)      $(2,636,552)
           ===============================================================================
           Identifiable assets:
                Domestic                               $  17,843,847       $16,989,827
                International                              4,051,224                 -
           -------------------------------------------------------------------------------
                                                          21,895,071        16,989,827
                Corporate assets                          30,898,236        26,203,110
           -------------------------------------------------------------------------------
                                                       $  52,793,307       $43,192,937
           ===============================================================================

         Unallocated expenses and eliminations include corporate administrative expenses and eliminations of intercompany income and expenses. Identifiable assets are those used directly in the operations, and exclude non-operating, corporate and deferred tax assets. Sales between geographic areas are not material and are made primarily at cost plus a markup.

12.      UNAUDITED PRO FORMA RESULTS OF OPERATIONS

         Condensed unaudited pro forma results of operations of the Company, Starcom, Channelmatic, CCMS and Enterprise, as if the respective purchases occurred at the beginning of the fiscal years ended March 31, 1997 and 1996, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.

                                                                     UNAUDITED

                                                            Fiscal 1997     Fiscal 1996
           ------------------------------------------------------------------------------
           Revenue                                         $49,427,767      $48,660,569
           Net loss                                        (25,895,056)      (3,025,665)
           Net loss allocable to common shareholders       (28,081,542)      (3,799,665)
           Net loss per share                                   $(1.71)          $(0.29)

         Pro forma adjustments include adjustments to (i) reflect amortization of goodwill for CCMS, Channelmatic and Starcom and customer list for Enterprise,
(ii) reflect interest expense related to the $5.0 million notes payable to the former Enterprise shareholders and $5.6 million note to the minority shareholder of Channelmatic, (iv) reflect elimination of certain product lines, (v) reflect application of existing volume discounts realized by Mediatech and Starcom, (vi) reflect payroll reductions of principal officers with employment contracts and reduction of general payroll of Starcom due to a redundancy of staff with Mediatech, (vii) reflect non-recurring rent expense due to the closure of the Starcom offices, (viii) reflect non-recurring expenses such as property insurance, building costs, and data processing due to the closure of the Starcom offices.

         Condensed unaudited pro forma results of operations of the Company, CCMS and Enterprise, as if the respective purchases occurred at the beginning of the fiscal year ended March 31, 1997 and as if the sale of Channelmatic occurred at the beginning of the fiscal year ended March 31, 1997, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.

                                                            UNAUDITED

                                    Pro Forma
                                     IndeNet     Channelmatic     Combined                     Pro Forma
                                       Year          Year            Year                         Year
                                       Ended         Ended           Ended      Pro forma         Ended
                                      3/31/97       3/31/97         3/31/97    Adjustments      3/31/97
           -----------------------------------------------------------------------------------------------
           Revenue                 $ 49,427,767   $ 6,189,230    $ 43,238,537                $ 43,238,537
           Cost of sales             22,929,918     5,047,582      17,882,336                  17,882,336
           Net loss                 (25,895,542)   (1,741,967)    (24,153,089)    $840,475    (23,312,614)
           Net loss allocable to
             common shareholders     28,081,542)  $(1,741,967)   $(26,339,575)    $840,475   $(25,499,100)

           Net loss per share      $      (1.71)                                             $      (1.55)
           Number of shares          16,433,655                                                16,433,655

         Pro forma adjustments include (a) adjustments to reflect the elimination of amortization and depreciation of goodwill and basis step-up of equipment for Channelmatic and (b) an adjustment to reflect the elimination of interest expense related to the $5.6 million note payable to the minority shareholder of Channelmatic.

13.      Commitments, Contingencies and Litigation

Employment Agreements

         On April 1, 1995, employment agreements with two officers - the Chairman of the Board, Chief Executive Officer, and President, and the Chief Financial Officer - were amended and (i) provided annual salaries of $120,000 each; (ii) were subject to annual raises between 5% and 20%; (iii) provided discretionary bonuses of up to $37,500 each; (iv) terminate on March 31, 1998; and (v) provided for stock options of 135,000 shares at an exercise price of $1.375 (market price at April 1, 1995). On December 29, 1995, through Board resolution, both agreements were amended to provide annual salaries aggregating $340,000, and discretionary bonuses of 60% and 35% of base salaries and stock options aggregating 330,000 at $3.25 (market price at December 20, 1995). On March 15, 1996, the Chief Financial Officer resigned as an employee and member of the Board of Directors. On March 31, 1997, the Chairman of the Board, Chief Executive Officer, and President resigned as an employee and member of the Board of Directors.

         As of March 31, 1997, the Company had two employment agreements with the Company's corporate officers. Terms of the agreements are as follows: (i) annual salaries of $234,555 and $120,000 each, (ii) car allowances of $750 per month each, (iii) discretionary bonuses and (iv) participation in the Company's stock option plan. Each agreement is subject to annual increase between 5% and 20%. Effective April 1, 1997, salaries under each agreement were increased by 5%. The agreements terminate in May and August of 1999.

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

         In connection with the acquisition of CCMS, the Company entered into three employment agreements with the officers of CCMS. The agreement for two of its officers is for a term of two years, terminating May 15, 1998, with an option to the officers to extend the agreement for a consecutive third year; provides for an annual salary of $90,000 for the first year; $90,000 plus a percent raise between 5% and 20% as approved by the Executive Compensation Committee of the Board of Directors for the second year; a similar increase in the third year if the option is exercised, and a bonus up to 5% of the Company's net income before interest, depreciation, taxes and amortization as approved by the Company's Board of Directors. These two agreements provide for 60,000 stock options at $6.44 (market price at the closing date of acquisition). The agreement for the third officer is for a term of five years, terminating May 16, 2001, and provides for an annual salary of $75,000 for the first year; $90,000 for the second year; and increases of between 5% and 20% as approved by the Executive Compensation Committee of the Board of Directors for years three through five, and a bonus up to 5% of the Company's net income before interest, depreciation, taxes and amortization as approved by the Company's Board of Directors. The agreement also provides the employee a monthly automobile allowance of $500, and 40,000 stock options at $6.44 (market price at the closing date of the acquisition). One of officers was terminated effective February 1997 and was paid a severance of $45,000. Another one of the officers was terminated effective June 1997 and was also paid a severance of $45,000.

         In connection with the acquisition of Enterprise, the Company entered into employment agreements with three of Enterprise's officers. The agreements provide for aggregate annual salaries of

$495,000. All three agreements are for a term of three years terminating May 23, 1999, provide for a yearly percent increase between 5% and 20% as approved by the Executive Compensation Committee of the Company's Board of Directors, and provide for participation in the Company's Executive Profit Sharing Plan up to the following amounts: Chief Executive of Enterprise Systems Group, Ltd. - $56,250; Group Chief Financial Officer of Enterprise Systems Group, Ltd. - up to 1% of Enterprise Systems Group's profit after tax; Chief Executive Officer of Enterprise Systems Group, Inc. - up to $80,000, plus 5% of "over target" profits as defined in the agreement of Enterprise Systems Group, Inc. In October 1996, one of the officers became the Chief Operating Officer of IndeNet and relocated from London to Los Angeles. On March 31,1997, that same officer became IndeNet's Chief Executive Officer.

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

         Future minimum lease payments under non-cancelable operating leases as of March 31, 1997 are as follows:

                                       Related Party           Third Party              Total
           -----------------------------------------------------------------------------------------
           1998                                 $417,755            $   830,588           $1,248,343
           1999                                        -                536,791              536,791
           2000                                        -                433,455              433,455
           2001                                        -                411,673              411,673
           2002                                        -                253,597              253,597
           Thereafter                                  -                405,960              405,960
           -----------------------------------------------------------------------------------------
                                                $417,755             $2,872,064           $3,289,819
           =========================================================================================

         Rental expense on operating leases amounted to $2.0 million and $1.1 million for the fiscal years 1997 and 1996, including $851,000 and $894,000 in fiscal 1997 and 1996 for the related party leases described above.

Litigation

         Sutro & Co. Incorporated

         In May 1996, Sutro & Co. Incorporated ("Sutro"), a Nevada corporation, engaged primarily in the business of assisting publicly and privately held companies in securing equity and debt financing, filed an action in the Superior Court of the State of California for the County of Los Angeles against the Company for damages for breach of contract and quantum meruit, and injunctive relief. Sutro sought $2.0 million in damages for breach of the contract and $1.0 million in quantum meruit. The injunction being sought would have forced the Company to deliver 100,000 warrants to purchase shares of the Company's common stock, including unlimited "piggy-back" registration rights and all costs and expenses in connection with such registration.

         Sutro based its allegations of contractual breach on a letter agreement, dated on or about June 21, 1995, whereby the Company retained Sutro as its exclusive financial advisor regarding the private placement of equity-related securities in a transaction. The letter agreement also stated that the Company would provide Sutro with a right of first refusal until June 1997 to serve as exclusive financial advisor on any merger, business combination, recapitalization or sale of the Company's assets.

         Sutro alleged that it was entitled to receive fees based on (i) the Company's sale of $4.0 million of the Company's debt and securities in February 1996, (ii) the Company's sale of $12.0 million of Series A

Preferred Stock in May 1996, and (iii) the Company's failure to provide Sutro with a right of first refusal in connection with the Company's acquisition of CCMS and Enterprise.

         The Company effected the foregoing securities issuances because Sutro had not obtained any financing for the Company during the eight-month period following the execution of the June 21, 1995 letter agreement. The net proceeds from the February 1996 and May 1996 securities issuances were used to fund the Company's working capital needs and the acquisitions of CCMS and Enterprise. The Company did not use any financial advisor in connection with the acquisitions of either Enterprise or CCMS.

         On May 11, 1997, the Company settled its lawsuit with Sutro. Terms of the settlement called for the Company to make an initial $300,000 cash payment plus $87,500 payable per quarter for four quarters beginning no later than July 15, 1997. The quarterly payments are due in cash or the Company's common stock, at the Company's option. The entire amount of the settlement and unpaid related legal fees are accrued as of March 31, 1997.

         Lake Management

         On September 13, 1996, Lake Management LDC, a Cayman Islands exempted limited duration company ("LAKE") filed a lawsuit against the Company seeking to force the Company to convert certain outstanding shares of the Company's Series A Preferred Stock into shares of the Company's common stock. The complaint did not seek damages. On March 31, 1997, the Company and LAKE settled the lawsuit whereby the Company converted $600,000 of Series A Preferred Stock into 214,445 shares of common stock and issued 200,000 warrants. The warrants are convertible into the Company's common stock at $2.25 per share, which was the fair value at the time of issuance. The warrant agreement provides for a price adjustment if warrants granted in the future have a lower exercise price than $2.25. The warrants expire on April 1, 2000. LAKE has certain registration rights with respect to the underlying shares of the warrants.

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


14.      401(k) Plan, Profit Participation Program and Pension Plan

         Mediatech has a 401(k) defined contribution plan covering substantially all of its full-time employees. Mediatech contributes a percentage of participants' contributed earnings to the plan. Contributions amounted to approximately $34,000 and $30,000 for the years ended March 31, 1997 and 1996.

         Mediatech also has a profit participation program whereby Mediatech will allocate a percentage of its pretax profits to eligible supervisors and managers of the Company. No amounts were allocated under this program for the years ended March 31, 1997 and 1996.

         Enterprise has a defined contribution pension plan. The assets of the plan are held separately from those of Enterprise in an independently administered fund. Contributions amounted to $272,572 for the year ended March 31, 1997. Enterprise also has a discretionary profit sharing whereby generally 10% of pre-tax earnings are paid to the certain Enterprise employees. The profit sharing amount paid to the employees for fiscal 1997 was $114,112.

         CCMS has a profit sharing plan whereby generally 5% of the pre-tax profits excluding the profit sharing expense are paid to the employees of CCMS. The profit sharing amount for fiscal 1997 was $19,996.


15.      Subsequent Event

         During June 1997, the Company announced that it had retained Schroder Wertheim & Co., an investment-banking firm, to facilitate the sale of the IndeNet's subsidiaries Mediatech and Starcom. The Company is currently in discussions with prospective purchasers.