Form 10KSB40/A
period 1997-03-31
INDENET INC
filed 1997-07-29
CIK 833847

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
                                       TO

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997


                         COMMISSION FILE NUMBER: 0-18034


                                  INDENET, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    68-015837
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


16000 VENTURA BLVD., SUITE 700, ENCINO, CA                            91436
 (Address of principal executive offices)                          (Zip Code)

                                 (818) 461-8525
              (Registrant's Telephone Number, Including Area Code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                              (Title of each class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
            ----    ----
        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Revenues for the issuer's most recent fiscal year ended March 31, 1997 were $46,742,520.

        As of June 23, 1997 there were 17,181,064 shares of Common Stock issued and outstanding, and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $26.0 million.

        Documents incorporated by reference:  None.


================================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT OF THE COMPANY

        Set forth below is certain information with respect to the current directors and executive officers of the Company:

                                                                                        DIRECTOR
NAME                          AGE      POSITION WITH THE COMPANY                          SINCE
----                          ---      -------------------------                        -------

Andre A. Blay                 60       Chairman of the Board and Chief
                                         Executive Officer(1)                             1996
Thomas H. Baur                52       Director                                           1995
Cary S. Fitchey               45       Director (1)(2)                                    1991
William A. Kunkel             45       Director (1)(2)                                    1995
H. Bradley Eden               38       Director                                           1997
Richard L. Schleufer          44       Director of the Company and Chief
                                         Executive Officer of Enterprise                  1996
Richard J. Parent             38       Chief Financial Officer and Secretary               --


-----------

(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.



        ANDRE A. BLAY has been a Director of the Company since the Company's acquisition of Starcom Television Services, Inc. ("Starcom") in February 1996. Until it was acquired by the Company, Mr. Blay served as a director of Starcom. Mr. Blay is also currently a major shareholder and Director of Media Station, a multimedia company based in Ann Arbor, Michigan, serves on the board of Directors of Geppetos Workshop, a privately-held software company, and is an advisor to the Enterprise Development Fund and Michigan State University Foundation. Mr. Blay founded Magnetic Video Corp., the world's first pre-recorded video cassette Company in 1969, which was acquired by Twentieth Century Fox in 1979, and founded the Blay Corp. in 1981 with offices in Detroit and London, which was subsequently acquired by Coca-Cola. Mr. Blay has also produced motion pictures for Universal, Columbia and Paramount. In 1990, Mr. Blay acquired a major interest in Avalon Communications, a cable programming Company, which was subsequently sold to BET Holdings, a cable company listed on the New York Stock Exchange. Mr. Blay received a B.A. and an M.B.A. from Michigan State University in 1959 and 1970, respectively.

        THOMAS H. BAUR has been a Director of the Company since March 17, 1995. Mr. Baur also is, and since 1975 has been the Chairman and Chief Executive Officer of Mediatech, Inc. Mediatech was a wholly owned subsidiary of the Company until July 18, 1997, at which time the Company sold all of its interest in Mediatech to an unaffiliated third party. Mr. Baur is also the Chairman and largest stockholder of Travel Technology Group, a private corporate travel management company. Mr. Baur is a member of the Board of Directors of the Chicago Museum of Broadcast Communication, was a founder of the International Television Association and the Chicago Coalition and received the Arthur Andersen & Co. small business award for excellence in 1989. Mr. Baur also received the Alumnus of the Year Award from Southern Illinois University in 1990. Mr. Baur received a B.A. Degree in Business and Mass Communications from Southern Illinois University in 1970.

        CARY S. FITCHEY has been a Director of the Company since December 1991. Mr. Fitchey was the Chief Executive Officer of Coral, Inc., the predecessor to the Company, from January 1990 until July 1990. Mr. Fitchey is currently a Partner of Dartford Partners, a private investment partnership. Mr. Fitchey was previously Managing Director of Triad Partners, Ltd., a consulting and investment company that he founded in 1985 to provide services to clients in the areas of strategic management, acquisitions, divestitures and restructurings. From 1983 to 1985, Mr. Fitchey was the Vice President of Business Planning for PepsiCo, Inc. Mr. Fitchey has also been a partner with the international management consulting firms of Strategic Planning Associates and A.T. Kearney. Mr. Fitchey received his B.S. degree from Purdue University in 1974 and an M.B.A. with honors from the University of Michigan in 1976.

        WILLIAM A. KUNKEL has been a Director of the Company since April 1995. Mr. Kunkel is the Executive Vice President and a Partner of Maxam Entertainment, a syndicator of television and other broadcast media located in New York City. From 1990 to 1994, Mr. Kunkel was Senior Vice President and General Manager of Hearst Entertainment Distribution, a global syndicator of television properties. From 1986 to 1990, Mr. Kunkel was President of Domestic Distribution for Tri-Star Pictures, Inc. where he developed and managed the television distribution division. Mr. Kunkel has held a variety of positions in the television syndication and distribution industry since 1978, including General Sales Manager for Metro- Goldwyn Mayer and United Artists Entertainment and President of Marketing and Sales for Tribune Entertainment/Tribune Company.
Mr. Kunkel received his Bachelors Degree in 1974 from Indiana University.

        H. BRADLEY EDEN has been a director of the Company since June 1997. Mr. Eden is currently the Chairman of Eden Capital, Ltd., a holding company formed by Mr. Eden in 1996 ("Eden") to hold ownership interests in various investment advisory firms. Before forming Eden, Mr. Eden served as President of Fund Evaluation Group, an investment consulting firm which he co-founded in 1985. Mr. Eden is registered as an Investment Advisor with the SEC and serves on the Board of Directors of the Centre College Alumni Association and the Summit Country Day School, respectively. Mr. Eden received a J.D. from Salmon P. Chase College of Law in Cincinnati, Ohio in 1985 and a B.A. from Centre College of Kentucky in 1981.

        RICHARD L. SCHLEUFER has been a Director of the Company since the Company acquired Enterprise in May 1996. Mr. Schleufer was the President and Chief Executive Officer of Enterprise Systems Group, Inc., the North American subsidiary of Enterprise, from 1987 until June 1996, at which time he was appointed the Chief Executive Officer of Enterprise. Mr. Schleufer joined Enterprise Systems Group, Inc. in 1986 as its Vice President of Finance and Administration. Mr. Schleufer received his Bachelor's Degree in Business Management and Accounting from the University of Colorado in 1975, and has been a Certified Public Accountant in Colorado since 1976.

        RICHARD J. PARENT has been an employee of the Company since 1993 and the Secretary and Chief Financial Officer of the Company since May 1996. From 1990 until he joined the Company, Mr. Parent was an audit manager at BDO Seidman in Los Angeles, California. Mr. Parent received his Bachelor's Degree from the University of Southern California in 1982 and has been a Certified Public Accountant since 1988.

        All Directors hold office until the next annual meeting of the Company's stockholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors. No director or executive officer is related to any other director or executive officer.

        The Company has no standing nominating committees of the Board of Directors, or committees performing similar functions. The Company's Audit Committee currently consists of Cary S. Fitchey, and William A. Kunkel. The Audit Committee reviews the independence, professional services, fees, plans and results of the independent auditors' engagement and recommends their retention or discharge to the Board of Directors. The Company's compensation committee currently consists of Andre A. Blay, Cary S. Fitchey and William A. Kunkel. The Compensation Committee reports to the Board of Directors on issues relating to executive compensation issues and administers the Company's 1992 Stock Option Plan, as amended.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, as well any beneficial owner of more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. SEC regulations require directors, executive officers and principal shareholders to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on a review of Forms 3, 4 and 5, and amendments thereto, filed with the SEC and submitted to the Company, the Company believes that all of the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock filed all required reports on a timely basis during the past fiscal year other than as follows: Messrs. Lautz, Jenner, Parent, Schleufer and Derham each failed to timely file the required form in connection with the grant to them of the options listed below under the caption "Item 10. Executive Compensation--Option Grants During the Fiscal Year Ended March 31, 1997."

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth the compensation for services in all capacities to the Company for the fiscal years ended December 31, 1994, March 31, 1996 and March 31, 1997 for the Chief Executive Officer of the Company during the fiscal year end March 31, 1997 ("fiscal 1997") and each of the other executive officers of the Company (with the Chief Executive Officer collectively, the "Named Executives") whose total annual salary and bonus during fiscal 1997 exceeded $100,000:


                           SUMMARY COMPENSATION TABLE


                                                     ANNUAL                    LONG-TERM
                                                  COMPENSATION             COMPENSATION AWARDS
                                        -------------------------------  ------------------------
                                                                                      SHARES OF
                                                                         RESTRICTED  COMMON STOCK
                                        FISCAL YEAR                        STOCK      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION              ENDED(1)    SALARY($)  BONUS($)   AWARDS      OPTIONS    COMPENSATION($)
---------------------------             --------    ---------  --------  --------     ----------  ---------------

Robert W. Lautz, Jr. ..................   1997      $440,000(8)$   --         --         100,000   $  9,000(2)
  Chief Executive Officer,                1996(1)    160,000     60,000       --         335,000      9,000(2)
  Director(3)                             1994        90,000       --         --         232,000      9,000(2)

Graeme R. Jenner(4)....................   1997       234,555       --         --         200,000    124,960(5)
  Chief Operating Officer

Richard L. Schleufer...................   1997       160,000       --         --         125,000      9,600(2)
  President of Enterprise

Richard J. Parent......................   1997       112,979       --         --          80,000      4,500(2)
  Chief Financial Officer                 1996(1)     42,500      1,000       --          20,000      8,657(7)

Robert E. Derham.......................   1997       125,000       --         --         100,000      6,000(2)
   Managing Director of Mediatech (6)     1996       125,000       --         --         135,000      6,000(2)


---------------

(1) During 1996 the Company changed its fiscal year end from December 31 to March 31 resulting in a 15-month transitional year to the fiscal year ended March 31, 1996. Information herein has been annualized to account for the Company's change of its fiscal year in 1996.

(2)     Automobile allowance.

(3) Mr. Lautz resigned from all positions he held in the Company effective March 31, 1997.

(4) Mr. Jenner resigned from all positions he held with the Company effective July 21, 1997.

(5) Consists of $4,500 as an automobile allowance, $87,080 of relocation expense reimbursement paid in connection with Mr. Jenner's relocation from the United Kingdom to the United States, and $33,380 for pension and permanent health insurance premiums.

(6) The Company sold all of its interest in Mediatech on July 18, 1997. Accordingly, Mr. Baur and Mr. Derham are no longer employees of the Company.

(7)     Represents consulting fees paid to Mr. Parent.

(8) Includes $250,000 paid to Mr. Lautz upon his termination on March 31, 1997 as the severance amount payable under his employment agreement. This amount includes $45,000 of previously deferred compensation.

                The following table sets forth certain information with respect to stock options granted by the Company to the Named Executives during the year ended March 31, 1997.


            OPTION GRANTS DURING THE FISCAL YEAR ENDED MARCH 31, 1997

                                              INDIVIDUAL GRANTS

                        ------------------------------------------------------------------------------
                           NUMBER OF       PERCENTAGE OF TOTAL
                          SECURITIES         OPTIONS GRANTED
                          UNDERLYING          TO EMPLOYEES        EXERCISE PRICE
NAME                    OPTIONS GRANTED      IN FISCAL YEAR         (PER SHARE)        EXPIRATION DATE
----                    ---------------      --------------         -----------        ---------------

Robert W. Lautz, Jr.          100,000              6%             100,000 @ $2.25       August 23, 2001
Graeme R. Jenner              200,000             12%             125,000 @ $6.37       May 24, 1999
                                                                   75,000 @ $2.25       August 23, 2001
Richard J. Parent              80,000              5%              80,000 @ $2.25       August 23, 2001
Richard L. Schleufer          125,000              7%              75,000 @ $6.37       May 24, 1999
                                                                   50,000 @ $2.25       August 23, 2001
Robert E. Derham              100,000              6%              75,000 @ $6.00       April 1, 2001
                                                                   25,000 @ $2.25       August 23, 2001



         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1997
                        AND FISCAL YEAR END OPTION VALUES

        The following table contains information on stock options exercised by the Named Executive Officers in the last fiscal year and stock options remaining unexercised on March 31, 1997.


                                                                 NUMBER OF         VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                                           AT FISCAL YEAR END (#)  AT FISCAL YEAR END ($)
                              SHARES
                            ACQUIRED ON        VALUE           EXERCISABLE/            EXERCISABLE/
NAME                       EXERCISE (#)     REALIZED($)        UNEXERCISABLE           UNEXERCISABLE
----                       ------------   ---------------  ---------------------  ------------------

Robert W. Lautz, Jr.....      110,345           $800,001        100,000/-0-             $ -0-  /-0-
Richard J. Parent.......       30,345            220,001         80,000/-0-               -0-  /-0-
Graeme R. Jenner........          -0-                -0-        200,000/-0-               -0-  /-0-
Richard L. Schleufer....          -0-                -0-        125,000/-0-               -0-  /-0-
Robert E. Derham........          -0-                -0-        235,000/-0-               -0-  /-0-



DIRECTOR COMPENSATION

        Members of the Board of Directors who are not officers of the Company are granted options to purchase 25,000 shares of Common Stock at a price equal to the closing price of the Common Stock on the first trading day of the calendar year. The options vest at a rate of 1/12 th per month from the date of grant until the earlier of the date the Director ceases being a Director or the anniversary of the grant. Outside Directors are also reimbursed for travel expenses incurred to attend such meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL
ARRANGEMENTS

        During fiscal 1997, Robert W. Lautz, Jr. was employed by the Company pursuant to a three-year employment agreement under which he had agreed to serve as President and Chief Executive Officer until March 31, 1998. The employment agreement was terminated in March 1997. The employment agreement could be terminated at any time without cause by the Company upon 30 days written notice. Upon such termination, the Company became obligated to pay Mr. Lautz a severance payment equal to one year of service at his then effective salary plus any bonus to which he is then entitled. Under his employment agreement, upon the termination of the employment agreement, Mr. Lautz also was entitled to the $45,000 of compensation due him under a previous employment agreement, all of which he forgave upon entering the current employment agreement.

        In connection with the Company's acquisition of Enterprise in May 1996, the Company entered into a three-year employment agreement with Graeme R. Jenner pursuant to which Mr. Jenner has agreed to act as the Chief Executive Officer of Enterprise. Mr. Jenner's salary during the first year of the employment agreement is $234,555, and was subject to annual increases of 5% to 20%, in an amount to be determined in the sole discretion of the Board of Directors. The employment agreement provided that it could be terminated at any time without cause by the Company upon 30 days written notice. In the event of such termination, Mr. Jenner would be entitled to receive a severance payment equal to one-year's salary plus any bonus due for such period. The employment agreement and Mr. Jenner's employment with the Company and its subsidiaries was terminated in July 1997.

        In connection with the Company's acquisition of Enterprise in May 1996, the Company entered into a three-year employment agreement with Richard L. Schleufer pursuant to which Mr. Schleufer agreed to serve as the President and Chief Executive Officer of Enterprise Systems Group, Inc., the North American subsidiary of Enterprise. During the first year of the employment agreement, Mr. Schleufer's annual salary was $160,000. Mr. Schleufer's annual salary is subject to annual increases of 5% to 20%, in an amount to be determined in the sole discretion of the Board of Directors of the Company. Mr. Schleufer also is entitled to up to $80,000 additional compensation and 5% of "over-target" profits of Enterprise Systems Group, Inc. Mr. Schleufer's employment agreement has been amended to reflect his recent appointment as the Chief Executive Officer of Enterprise. The employment agreement may be terminated by the Company at any time upon 30 days' written notice, provided that Mr. Schleufer shall, upon such termination, be entitled to a severance payment equal to one year's salary, plus any bonus due for such period. In connection with his employment by the Company, Mr. Schleufer was granted an option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.37 per share, equal to the closing sales price of the Common Stock on Nasdaq on the date of grant. The option is exercisable at any time through March 23, 1999.

        On August 1, 1996, the Company entered into a three-year employment agreement with Richard J. Parent pursuant to which Mr. Parent agreed to be employed as the Company's Chief Financial Officer. Mr. Parent's annual salary is $120,000 for the first year, which compensation shall be increased annually thereafter between 5% and 20%, as determined by the Executive Compensation Committee of the Board of Directors. The Company may without cause terminate the employment agreement with Mr. Parent at any time by giving 30 day's written notice to Mr. Parent. In the event of such a termination, Mr. Parent shall be paid a severance allowance equal to twelve months salary at the then effective rate plus any accrued bonus.

STOCK OPTION PLAN

        On December 14, 1992, the Company implemented its 1992 Stock Option Plan, as amended (the "Plan"), which was subsequently approved by the Company's shareholders in June 1993. An aggregate of 1,000,000 shares of Common Stock was reserved by the Board of Directors for issuance under the Plan which was approved at the annual meeting held in July 1993. As of March 31, 1997, options to issue up to 1,676,459 shares were outstanding under the Plan.

        The Plan is to be administered by the Board of Directors, or a committee of the Board, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the Plan. Options granted under the Plan may be "incentive stock options" as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

        The exercise price of incentive stock options may not be less than 100% of the fair market value of Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10.0% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the Plan or any other option plan adopted by the Company. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10.0% of the total combined voting power of all classes of capital stock of the Company). Options granted under the Plan generally are nontransferable, but transfers may be permitted under certain circumstances in the discretion of the administrator. Shares subject to options that expire unexercised under the Plan will once again become available for future grant under the Plan. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The Plan is effective for ten years, unless sooner terminated or suspended.

        During fiscal 1997, the Board of Directors of the Company authorized grants of options to purchase 1,725,050 shares of Common Stock under the Plan to certain directors, officers and employees of the Company in the following amounts and at the following exercise prices: 160,000 at $6.44 per share; 250,000 at $6.37 per share; 200,000 at $6.00 per share; 611,300 at $2.25 per share; 53,750 at $2.00 per share; and 450,000 at $1.63 per share.

        In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination will immediately terminate, and any options that are exercisable will terminate not less than three months (six months in the case of termination by reason of death or disability) following termination of employment.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 23, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the directors and Named Executives, and (iii) as to the number of shares beneficially owned by all current directors and executive officers as a group. Except as noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                               NUMBER OF            PERCENTAGE
                                               SHARES OF                OF
NAME AND ADDRESS (1)                         COMMON STOCK           OUTSTANDING
--------------------------------------  ----------------------  ---------------
Robert W. Lautz, Jr...................            813,505(2)               4.7%
Thomas H. Baur........................          1,687,030(3)               9.8%
110 West Hubbard Street
Chicago, IL 60610
Robert E. Derham......................            291,780(4)               1.7%
110 West Hubbard Street
Chicago, IL 60610
Cary S. Fitchey.......................            119,640(5)                  *
William A. Kunkel.....................             66,633(6)                  *
554 Valley Road
New Canaan, CT 06940
Andre A. Blay(7)......................            234,028(8)               1.4%
40300 Fairway III Drive
Northville, MI 48167
Killer Barn, Inc.(9)..................           1,530,000                 8.9%
821 Tavern Road
Alpine, CA 91901
Graeme R. Jenner......................            454,135(10)              2.6%
Richard L. Schleufer..................            190,203(11)              1.1%
5475 Tech Center Drive, Suite 300
Colorado Springs, CO 80919
Richard J. Parent.....................            119,251(12)                 *
H. Bradley Eden.......................                  --                    *
All Directors and Officers as
  as a group (7 persons)..............          2,416,785(13)             13.7%


---------------

* Less than 1%.

(1) The address of each person listed in the table without an address is c/o the Company at 16000 Ventura Boulevard, Suite 700, Encino, California 91436.

(2) Includes 100,000 shares which are not outstanding but are subject to currently exercisable options.

(3) Includes 100,000 shares which are not outstanding but are subject to currently exercisable options.

(4) Includes 235,000 shares which are not outstanding but are subject to currently exercisable options.

(5) Includes 25,000 shares which are not outstanding but are subject to currently exercisable options.

(6) Includes 25,000 shares which are not outstanding but are subject to currently exercisable options.

(7)     Includes shares owned by the Andre A. Blay Trust.

(8) Includes 45,833 shares issuable under currently exercisable options, but does not include 450,000 shares subject to options that are not currently exercisable.

(9) Killer Barn, Inc. is owned and controlled by Mr. William D. Killion who served as a director of IndeNet from November 1995 until January 30, 1997.

(10) Includes 200,000 shares which are not outstanding but are subject to currently exercisable options.

(11) Includes 125,000 shares which are not outstanding but are subject to currently exercisable options.

(12) Includes 80,000 shares which are not outstanding but are subject to currently exercisable options.

(13) Includes 400,833 shares which are not outstanding but are subject to currently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 3, 1995, the Company acquired 96.33% of the issued and outstanding capital stock of Mediatech from Thomas H. Baur for aggregate consideration of approximately $8,700,000. At the time of the acquisition, Mr. Baur was not affiliated with the Company. In connection with the acquisition, Mr. Baur was elected as a Director of the Company and was hired to be the President and Chief Executive Officer of Mediatech. The purchase price paid by the Company consisted of 866,970 shares of the Company's Common Stock, $2,889,900 in cash, and an unsecured promissory note (the "Baur Note"), the principal amount of which was subject to adjustment based on the average trading price of the Common Stock during a specified 60-day trading period. After the required adjustments, the principal balance of the Baur Note was reduced to $4,332,000. At the time of the acquisition, Mediatech owed approximately $3,900,000 principal amount of indebtedness outstanding to its primary bank, the repayment of which indebtedness was personally guaranteed by Mr. Baur. In addition to the payment of the purchase price, the Company also agreed to cause Mr. Baur to be released from the personal guaranty of Mediatech's indebtedness. Mr. Baur's guarantees of Mediatech's bank indebtedness were released on February 1, 1996. In July 1997 the Company sold its entire interest in Mediatech to an unaffiliated third party. In connection with the sale, the Baur Note was cancelled, and the buyer of Mediatech assumed the obligations to Mr. Baur pursuant to a new promissory note issued to Mr. Baur by the buyer of Mediatech. Notwithstanding the sale of Mediatech, Mr. Baur continues to be a Director and principal stockholder of the Company.

        On June 30, 1995, Mr. Baur converted $2,250,000 of the principal amount of the Baur Note into an aggregate of 750,000 shares of the Company's Common Stock valued at $3.00 per share. The closing price of the Common Stock on the date of conversion was $2.50 per share.

        During the past two fiscal years, Mediatech leased certain of its office and warehouse facilities from companies that are owned, wholly or in part, by Mr. Baur. During the fiscal years ended March 31, 1996 and March 31, 1997, Mediatech paid an aggregate of $868,000 and $773,000, respectively, to the affiliates of Mr. Baur under the foregoing leases.

        In November 1995, the Company acquired 66.67% of the issued and outstanding capital stock of Channelmatic from Killer Barn, Inc., a company owned and controlled by Mr. William Killion. At the time of the acquisition, Mr. Killion was not affiliated with the Company. However, as part of the acquisition, Mr. Killion was elected as a Director of the Company in November 1995, a position he continued to hold until his resignation in January 1997. The purchase price paid by the Company consisted of a $5,602,500 secured, five-year promissory note, and 1,530,000 shares of Common Stock. In addition, in connection with the acquisition, Channelmatic entered into an employment agreement with Mr. Killion pursuant to which Channelmatic is obligated to pay Mr. Killion $90,000 per year. In March 1997, the five-year secured note was repaid in full in March 1997 in connection with the Company's sale of its entire interest in Channelmatic.

        During the past two fiscal years, Channelmatic leased two of its facilities from Mr. and Mrs. Killion. Pursuant to the leases for these facilities, Channelmatic paid Mr. and Mrs. Killion aggregate lease payments of $78,000 and $26,000, during the fiscal years ended March 31, 1997 and March 31, 1996, respectively.

        The Company acquired Starcom in January 1996 from certain unaffiliated stockholders, including the Andre A. Blay Trust, a trust affiliated with Mr. Blay. Mr. Blay is the Chairman of the Company's Board of Directors and the Company's Chief Executive Officer. In connection with the acquisition, the Company issued a total of 188,195 shares of Common Stock to Andrew Blay and the Andre A. Blay Trust.

        The Company acquired all of the issued and outstanding capital stock of Enterprise in May 1996 from the unaffiliated stockholders of Enterprise, including Mr. Graeme R. Jenner and Mr. Richard Schleufer. The amount of consideration paid to Mr. Jenner for his shares of Enterprise consisted of $276,224 cash consideration, a $142,500 promissory note and 353,010 shares of the Company's Common Stock. The amount of consideration paid to Mr. Schleufer for his shares of Enterprise consisted of $206,283 cash consideration, a $106,456 promissory note and 263,627 shares of the Company's Common Stock. In addition, in connection with the acquisition of Enterprise, the Company also entered into three-year employment agreements with each of Mr. Jenner and Mr. Schleufer, pursuant to which agreements the Company agreed to pay Mr. Jenner and Mr. Schleufer salaries of at least $234,555 and $160,000 per year, respectively.

        In July 1997, the Company terminated Mr. Jenner's employment agreement and, in accordance therewith, paid Mr. Jenner a severance payment of $375,000. In addition, in connection with the termination of Mr. Jenner's employment, the Company paid Mr. Jenner (i) $100,000 to redeem the 200,000 stock options then owned by Mr. Jenner, (ii) $21,000 salary due under the agreement, and
(iii) $348,310 as payment in full of the $409,777 promissory note payable by the Company to Mr. Jenner.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INDENET, INC.



                                         By  /s/ Richard J. Parent
                                           -------------------------------
                                             Richard J. Parent
                                             Chief Financial Officer



Date: July 29, 1997