Form 10-Q
period 1997-06-30
INDENET INC
filed 1997-08-14
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number: 0-18034

                                  INDENET, INC.
               (Exact name of registrant as specified in charter)


Delaware                                                   68-0158367
--------------------------------------------------------------------------------
(State or other jurisdiction                               IRS Employer
of incorporation)                                          Identification No.)

                16000 Ventura Blvd., Suite 700, Encino, CA 91436
                     (Address of principal executive office)


--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (818) 461-8525
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                  Yes X NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,573,516 Shares of Common Stock, Par Value $.001 as of August 8, 1997.

                                  INDENET, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION:

           Item 1.  Financial Statements:

                                                                                                             Page
                                                                                                              No.
                    Consolidated Balance Sheets --
                    June 30, 1997 and March 31, 1997......................................................     1

                    Consolidated Statements of Operations --Three-months Ended June 30, 1997 and 1996.....     3

                    Consolidated Statements of Changes in Stockholders'
                    Equity -- Three-months Ended June 30, 1997............................................     4

                    Consolidated Statements of Cash Flows --
                    Three-months Ended June 30, 1997 and 1996.............................................     5

                    Notes to Consolidated Financial Statements............................................     6


           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations......................................     7

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                    June 30,             March 31,
                                                                      1997                 1997
                                                                   -----------          -----------
Current assets:
         Cash and cash equivalents                                 $ 2,100,320          $ 2,885,406
         Restricted cash                                             1,531,292            1,514,902
         Accounts and other receivables, net                         8,662,588            8,425,017
         Inventories                                                   302,950              311,434
         Note receivable, current portion                              461,941              434,080
         Equity securities held for sale                             2,341,262            2,341,262
         Prepaid expenses                                              595,139              922,344
                                                                   -----------          -----------

Total current assets                                                15,995,492           16,834,445

Property and equipment, less accumulated depreciation and
         amortization                                               12,015,364           11,872,587

Notes receivable, net of current portion                             2,232,549            2,407,314
Capitalized software development costs, net                          1,109,668              838,837
Customer list, net                                                  16,191,996           14,195,501
Goodwill, net                                                        6,234,571            6,320,092
Other long-term assets                                                 456,915              324,531
                                                                   -----------          -----------

TOTAL ASSETS                                                       $54,236,555          $52,793,307
                                                                   ===========          ===========









           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                      June 30,               March 31,
                                                                                        1997                     1997
                                                                                     ------------           ------------
Current liabilities:
         Accounts payable and accrued expenses                                       $  9,516,816           $ 10,323,132
         Deferred income                                                                2,426,384              2,406,977
         Notes payable, current portion                                                10,548,486              9,089,520
         Notes payable to shareholders of acquired companies,
             current portion                                                            2,751,640              6,844,117
         Capital lease obligations, current portion                                       839,235                645,755
                                                                                     ------------           ------------

Total current liabilities                                                              26,082,561             29,309,501

         Notes payable to shareholders of acquired companies,
             net of current portion                                                     4,264,600                172,123
         Notes payable, net of current portion                                          5,926,714              4,896,228
         Capital lease obligations, net of current portion                              1,067,467                702,321
         Other long-term liabilities                                                        9,322                 65,486
                                                                                     ------------           ------------

TOTAL LIABILITIES                                                                      37,350,664             35,145,659

Commitments and contingencies

Stockholders' equity:
         Preferred stock, Series A, $.0001 par value
             Authorized - 1,200 shares, 190 issued and outstanding                              1                      1
         Preferred stock, Series B, $.0001 par value
             Authorized - 40,000,000 shares, 216,667 issued and outstanding                    22                     22
         Preferred stock, Series C, $.0001 par value
             Authorized - 1,200 shares, 789 issued and outstanding                              1                      1
         Common stock $.001 par value
             Authorized - 100,000,000 shares
             Issued and outstanding - 17,181,064                                           17,181                 17,181
         Additional paid-in capital                                                    49,396,222             49,209,922
         Accumulated deficit                                                          (32,940,953)           (32,036,455)
         Foreign currency translation adjustment                                          413,417                456,976
                                                                                     ------------           ------------
             Total stockholders' equity                                                16,885,891             17,647,648
                                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 54,236,555           $ 52,793,307
                                                                                     ============           ============







           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended June 30,
                                                     -----------------------------------
                                                         1997                    1996
                                                     ------------           ------------
Revenue                                              $ 11,485,956           $  8,982,716

Cost of sales                                           5,714,576              4,041,067
                                                     ------------           ------------

Gross profit                                            5,771,380              4,941,649

Operating expenses:
      Selling, general and administrative               4,431,740              4,621,421
      Depreciation and amortization                     1,167,454              1,161,917
      Research and development                               --                  249,594
      Corporate                                           353,922                548,805
                                                     ------------           ------------
                                                        5,953,116              6,581,737
                                                     ------------           ------------

          Operating loss                                 (181,736)            (1,640,088)

Other income (expense):
      Interest income                                      80,438                 92,387
      Interest expense                                   (533,312)              (425,905)
      Miscellaneous, net                                  (63,288)               156,276
                                                     ------------           ------------
                                                         (516,162)              (177,242)
                                                     ------------           ------------
Loss before income tax expense and
      allocation to minority interest                    (697,898)            (1,817,330)

Income taxes                                                  800                  3,193
                                                     ------------           ------------

Loss before allocation to minority interest              (698,698)            (1,820,523)

Allocation to minority interest                              --                  (83,717)
                                                     ------------           ------------

Net loss                                                 (698,698)            (1,736,806)

Dividends to preferred shareholders                      (205,800)              (221,633)
                                                     ------------           ------------

Net loss allocable to common shareholders            $   (904,498)          $ (1,958,439)
                                                     ============           ============

Net loss per share                                   $      (0.05)          $      (0.14)
                                                     ============           ============

Weighted average number of
     common shares outstanding                         17,181,064             13,760,904
                                                     ============           ============




           See accompanying notes to consolidated financial statements

                                 INDENET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended June 30, 1997
                                  (Unaudited)



                                         Series A Preferred Stock    Series B Preferred Stock    Series C Preferred Stock
                                          ----------------------      ----------------------      ----------------------
                                          Number of    Preferred     Number of     Preferred      Number of    Preferred
                                           Shares         Stock        Shares         Stock        Shares         Stock
                                          --------      --------      --------      --------      --------      --------
Balance at April 1, 1997                       190            $1       216,667           $22           789            $1
                                          --------      --------      --------      --------      --------      --------

Amount to be paid in Common Stock
     related to stated accretion on
     Series A and Series C
     Preferred Stock                             -             -             -             -             -             -

Preferred stock dividends                        -             -             -             -             -             -

Net loss                                         -             -             -             -             -             -

Foreign currency translation
     adjustment                                  -             -             -             -             -             -
                                          --------      --------      --------      --------      --------      --------
Balance at June 30, 1997                       190            $1       216,667           $22           789            $1
                                          ========      ========      ========      ========      ========      ========





                                                                                                        Foreign
                                              Common Stock               Additional                     Currency
                                               Number of        Common     Paid-in     Accumulated     Translation
                                                Shares          Stock      Capital       Deficit       Adjustment      Total
                                              ----------       -------   -----------  ------------      --------   -----------
Balance at April 1, 1997                      17,181,064       $17,181   $49,209,922  $(32,036,455)     $456,976   $17,647,648

Amount to be paid in Common Stock
     related to stated accretion on
     Series A and Series C
     Preferred Stock                                   -             -       186,300             -             -       186,300

Preferred stock dividends                              -             -             -      (205,800)            -      (205,800)

Net loss                                               -             -             -      (698,698)            -      (698,698)

Foreign currency translation
     adjustment                                        -             -             -             -       (43,559)      (43,559)
                                              ----------       -------   -----------  ------------      --------   -----------
Balance at June 30, 1997                      17,181,064       $17,181   $49,396,222  $(32,940,953)     $413,417   $16,885,891
                                              ==========       =======   ===========  ============      ========   ===========




           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       Three Months June 30,
                                                                                 -----------------------------------
                                                                                     1997                   1996
                                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $   (698,698)          $ (1,736,806)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                              1,167,454              1,161,917
         Amortization of deferred interest                                               --                   93,042
         Allocation of loss to minority interest                                         --                  (83,717)
         Gain on sale of building and other PP&E                                         --                 (128,811)
         Unrealized loss on notes receivable due to foreign exchange                   69,915                   --
         Changes in operating assets and liabilities:
            Restricted cash                                                             5,565                  3,340
            Accounts receivable                                                       290,077             (1,218,271)
            Inventories                                                                 8,578               (884,669)
            Prepaid expenses                                                          400,906                 14,419
            Other assets                                                             (114,256)               (86,965)
            Accounts payable and accrued expenses                                    (852,046)               800,565
            Deferred income                                                            (7,318)               183,935
            Other long-term liabilities                                               (56,298)                55,710
                                                                                 ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                             213,879             (1,826,311)
                                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (359,556)              (851,174)
    Capitalized software development costs                                           (285,938)              (834,822)
    Collection on notes receivable                                                     76,989                   --
    Deferred financing costs                                                             --                 (234,140)
    Net proceeds from sale of building and other PP&E                                    --                1,158,186
    Purchase of businesses                                                         (1,444,809)           (11,036,522)
    Cash of acquired businesses                                                          --                  880,618
                                                                                 ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (2,013,314)           (10,917,854)
                                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                       (723,973)            (1,896,256)
    Proceeds from notes payable                                                     1,757,822                   --
    Proceeds from exercise of warrants and options                                       --                  289,699
    Net proceeds from private placement                                                  --               13,683,606
    Dividends on preferred stock                                                      (19,500)               (19,500)
                                                                                 ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,014,349             12,057,549
                                                                                 ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (785,086)              (686,616)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     2,885,406              3,818,133
                                                                                 ------------           ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $  2,100,320           $  3,131,517
                                                                                 ============           ============



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Supplemental Disclosure of Cash Flow Information                                     1997                   1996
                                                                                 ------------           ------------
Cash paid during the period for:
    Interest                                                                          319,309                356,568
    Income taxes                                                                        3,530                  3,193



           See accompanying notes to consolidated financial statements

                                  INDENET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1997 included in the Company's Form 10-KSB. The results of operations for the three-month period ended June 30, 1997 is not necessarily indicative of the results for the year ending March 31, 1998.

         The accompanying consolidated financial statements include the accounts of IndeNet, Inc., its wholly-owned subsidiaries Mediatech, Starcom (since its acquisition on February 7, 1996), CCMS (since its acquisition on May 16, 1996), Enterprise (since its acquisition on May 24, 1996) and its 66.67% owned subsidiary Channelmatic (since its acquisition on November 27, 1995 and subsequent sale on March 24, 1997) (collectively "the Company"). On April 1, 1997, Starcom and Mediatech merged and are hereinafter referred to as Mediatech.

2 The Company leases office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three-months ended June 30, 1997 and 1996 was $156,339 and $205,118. The Company leased office space in Alpine, California from a director who was the sole shareholder of Channelmatic. Total rent expense paid to the officer for the three-months ended June 30, 1996 was $19,500.

3 Net loss per share is calculated by taking the sum of the net loss plus preferred dividends divided by the average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

4. On July 18, 1997, the Company sold all of the issued and outstanding shares (the "Shares") of capital stock of Mediatech, Inc. to Digital Generation Systems, Inc., a California corporation ("Digital"). The consideration paid by Digital for the Shares consisted of the following: (i) $13,988,730 in cash; (ii) 324,355 shares of Digital Common Stock valued at $1,600,000; (iii) Digital Subordinated Promissory Note, dated July 18, 1997 ("Subordinated Note"), in the principal amount of $2,243,806; and (iv) assumption of an aggregate of $2,206,194 owed by the Company to Thomas H. Baur, Chairman of Mediatech and a director and stockholder of the Company. The Subordinated Note bears interest at 9% per annum and is payable in 13 equal quarterly installments of principal and interest, commencing on October 1, 1997. All unpaid principal and accrued interest on the Subordinated Note is due and payable on October 1, 2001. Digital provides electronic distribution services to the broadcast industry.

                                  INDENET, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three-months ended June 30, 1996, the operations of the Company were conducted solely through its subsidiaries Mediatech, Starcom, Channelmatic. In addition, included in the operations of the Company for the three-months ended June 30, 1996 were two months of operations of CCMS and one month of operations of Enterprise. The results of operations for the three-months ended June 30, 1997 include the operations of the above-mentioned subsidiaries excluding Channelmatic, which was sold on March 24, 1997.

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


Revenue

The increase in revenue from the prior period was primarily a net result of an increase from the consolidation of revenue from the subsidiaries acquired during the comparative prior period and a decrease from the exclusion of revenue from Channelmatic. It is anticipated that revenue in future periods for the Company on a consolidated basis will decrease in comparison to revenue in the current period due to the sale of Mediatech on July 18, 1997.


Cost of Sales

The increase in cost of sales from the prior period was primarily a net result of an increase from the consolidation of the cost of sales of the subsidiaries acquired subsequent to the comparative prior period and a decrease from the exclusion of cost of sales from Channelmatic. It is anticipated that cost of sales in future periods for the Company on a consolidated basis will decrease in comparison to cost of sales in the current period due to the sale of Mediatech on July 18, 1997.


Selling, General and Administrative

The decrease in selling, general and administrative expense from the prior period was primarily a net result of an increase from the consolidation of the selling, general and administrative expense of the subsidiaries acquired subsequent to the comparative prior period and a decrease from the exclusion of selling, general and administrative expenses from Channelmatic and cost reductions. It is anticipated that selling, general and administrative expense in future periods for the Company on a consolidated basis will decrease in comparison to selling, general and administrative expenses in the current period due to the sale of Mediatech on July 18, 1997.

Depreciation and Amortization

The increase in depreciation and amortization from the prior period was primarily a net result of an increase from the consolidation of the depreciation and amortization of the subsidiaries acquired subsequent to the comparable prior period and a decrease from the exclusion of depreciation and amortization from Channelmatic. It is anticipated that depreciation and amortization in future periods will decrease in comparison to depreciation and amortization in the current period due to the sale of Mediatech on July 18, 1997.


Corporate

Corporate overhead represents general and administrative expenses related to the administration of IndeNet, exclusive of expenses of the subsidiaries. These expenses for three-months ended June 30, 1997 compared to the comparative prior period decreased by $194,883 from $548,805 to $353,922. The decrease is due to a reduction of personnel and marketing costs. Future periods' expenses are expected to decrease relative to the current period due to additional personnel reductions and a consolidation of the corporate office from Los Angeles to the Enterprise offices in Colorado Springs.


Interest Income

Interest income did not change significantly. Interest income in future periods is expected to fluctuate based on cash balances.


Interest Expense

Interest expense increased $107,407 from $425,905 to $533,312 for the three-months ended June 30, 1997 compared to the prior period due to (i) the inclusion of interest expense of the companies acquired during to the comparable prior period and (ii) interest expense incurred on the promissory notes delivered by IndeNet as partial payment of the purchase price of each of those acquisitions. Interest expense is expected to decrease in future periods due to the sale of Mediatech on July 18, 1997. Prior to the sale, Mediatech's interest bearing obligations were $5.9 million.


Income Tax Expense

At June 30, 1997, the Company has a net operating loss carryforward of approximately $20.0 million for federal income tax purposes of which $2.7 million is subject to a separate return limitation. The carryforward expires in varying amounts and years through 2012. This loss carryforward also gives rise to a deferred tax asset of approximately $8.2 million. This tax asset has a valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the three months ended June 30, 1997 represents minimum state taxes paid for the various states in which the Company does business.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had $2.1 million in cash and cash equivalents and a working capital deficit of $10.1 million. During the three-months ended June 30, 1997, cash and cash equivalents decreased $785,086. The Company generated $213,878 from operations. The Company used $2.0 million in investing activities, primarily for purchases of capital expenditures, capitalized software costs, and purchase of customer list. The Company generated $1.0 million in financing activities, primarily from increase borrowings under lines-of-credit.

On July 18, 1996, the Company sold its interest in Mediatech which improved the Company's cash position by $13.2 million (after costs) and reduced IndeNet's debt by $2.2 million. The amount of cash received is expected to be sufficient to service IndeNet's obligations for the next twelve months.

Based on the projected operations of the Company's subsidiaries (Enterprise and CCMS), the Company currently believes that its consolidated operations will generate sufficient cash to fund the subsidiaries working capital needs for the next twelve months. Such projections are based on financial information that the Company has obtained from its acquired subsidiaries and is based on projected benefits to be derived from the integration of the operations of the subsidiaries. No assurance can be given that the projected operations or projected integration benefits will be realized.

Any future acquisitions will be funded from equity and/or debt financing. Payments on promissory notes and notes payable as a result of prior private placements of convertible notes that were completed earlier in 1996 are expected to be paid from the proceeds of the sale of Mediatech. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet's subsidiaries to meet capital requirements.

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