Form 10-Q
period 1997-09-30
INDENET INC
filed 1997-11-14
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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

                            Yes  [X]      NO  [ ]
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,722,202 Shares of Common Stock, Par Value $.001 as of November 14, 1997.

                                  INDENET, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                                                                                      Page
                                                                                      No.
                 Consolidated Balance Sheets --
                 September 30, 1997 and March 31, 1997.............................    1

                 Consolidated Statements of Operations -Three and Six-months
                 Ended September 30, 1997 and 1996.................................    3

                 Consolidated Statement of Changes in Stockholders'
                 Equity - Six-months Ended September 30, 1997......................    4

                 Consolidated Statements of Cash Flows --
                 Six-months Ended September 30, 1997 and 1996......................    5

                 Notes to Consolidated Financial Statements........................    6


         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations.....................................................    9

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings.................................................   12

         Item 6. Exhibits and Reports on Form 8-K..................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                              September 30,      March 31,
                                                                  1997             1997
                                                              -------------     -----------
Current assets:
       Cash and cash equivalents                               $10,210,464      $ 2,885,406
       Restricted cash                                           1,490,400        1,514,902
       Accounts and other receivables, net                       4,614,947        8,425,017
       Inventories                                                      --          311,434
       Notes receivable, current portion                           770,909          434,080
       Equity securities held for sale                                  --        2,341,262
       Prepaid expenses                                            461,392          922,344
                                                               -----------      -----------
Total current assets                                            17,548,112       16,834,445

Property and equipment, less accumulated depreciation and
       amortization                                              2,666,529       11,872,587

Notes receivable, net of current portion                         3,501,978        2,407,314
Equity securities                                                1,600,000               --
Capitalized software development costs, net                      1,259,181          838,837
Customer list, net                                              15,881,483       14,195,501
Goodwill, net                                                    3,264,552        6,320,092
Other long-term assets                                             126,000          324,531
                                                               -----------      -----------
TOTAL ASSETS                                                   $45,847,835      $52,793,307
                                                               ===========      ===========







           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      September 30,        March 31,
                                                                          1997               1997
                                                                      -------------      ------------
Current liabilities:
       Accounts payable and accrued expenses                          $  6,320,785       $ 10,323,132
       Deferred income                                                   3,341,338          2,406,977
       Notes payable, current portion                                    9,236,636          9,089,520
       Notes payable to shareholders of acquired companies,
           current portion                                                  14,146          6,844,117
       Capital lease obligations, current portion                          691,788            645,755
                                                                      ------------       ------------
Total current liabilities                                               19,604,693         29,309,501

       Notes payable to shareholders of acquired companies,
           net of current portion                                          192,325            172,123
       Notes payable, net of current portion                             1,255,500          4,896,228
       Capital lease obligations, net of current portion                 1,277,687            702,321
       Other long-term liabilities                                           9,116             65,486
                                                                      ------------       ------------
TOTAL LIABILITIES                                                       22,339,321         35,145,659

Commitments and contingencies

Stockholders' equity:
       Preferred stock, Series A, $.0001 par value
           Authorized - 1,200 shares, 190 issued and outstanding                 1                  1
       Preferred stock, Series B, $.0001 par value
           Authorized - 40,000,000 shares
           Issued and outstanding - none and 216,667                            --                 22
       Preferred stock, Series C, $.0001 par value
           Authorized - 1,200 shares
           Issued and outstanding - 592 and 789                                  1                  1
       Common stock $.001 par value
           Authorized - 100,000,000 shares
           Issued and outstanding - 17,364,018 and 17,181,064               17,364             17,181
       Additional paid-in capital                                       46,578,558         49,209,922
       Accumulated deficit                                             (23,540,176)       (32,036,455)
       Foreign currency translation adjustment                             452,766            456,976
                                                                      ------------       ------------
           Total stockholders' equity                                   23,508,514         17,647,648
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 45,847,835       $ 52,793,307
                                                                      ============       ============




           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended September 30,      Six Months Ended September 30,
                                                 --------------------------------      -------------------------------
                                                     1997               1996               1997               1996
                                                 ------------       ------------       ------------       ------------
Revenue                                          $  6,838,644       $ 13,047,803       $ 18,324,600       $ 22,030,519

Cost of sales                                       3,470,984          6,903,922          9,172,711         11,033,476
                                                 ------------       ------------       ------------       ------------

Gross profit                                        3,367,660          6,143,881          9,151,889         10,997,043

Operating expenses:
     Selling, general and administrative            2,780,029          5,584,602          7,224,618         10,117,536
     Depreciation and amortization                    789,032          1,712,013          1,956,486          2,873,930
     Research and development                              --            263,993                 --            513,587
     Corporate                                        436,910            623,726            790,832          1,172,531
     Severance costs                                  495,527                 --            495,527                 --
                                                 ------------       ------------       ------------       ------------
                                                    4,501,498          8,184,334         10,467,463         14,677,584
                                                 ------------       ------------       ------------       ------------

         Operating loss                            (1,133,838)        (2,040,453)        (1,315,574)        (3,680,541)

Other income (expense):
     Interest income                                  220,049             57,121            300,487            149,508
     Interest expense                                (364,816)          (528,872)          (898,128)          (861,735)
     Gain on sale of subsidiaries                  10,412,442                 --         10,412,442                 --
     Gain on extinquishment of debt                   774,740                 --            774,740                 --
     Loss on sale of equity securities               (499,792)                --           (501,607)                --
     Miscellaneous, net                               109,099             34,451             47,626            190,727
                                                 ------------       ------------       ------------       ------------
                                                   10,651,722           (437,300)        10,135,560           (521,500)
                                                 ------------       ------------       ------------       ------------
Income/(loss) before income tax expense and
     allocation to minority interest                9,517,884         (2,477,753)         8,819,986         (4,202,041)

Income taxes                                            3,110             54,247              3,910             57,440
                                                 ------------       ------------       ------------       ------------

Income/(loss) before allocation to
     minority interest                              9,514,774         (2,532,000)         8,816,076         (4,259,481)

Allocation to minority interest                            --           (240,699)                --           (324,416)
                                                 ------------       ------------       ------------       ------------

Net income/(loss)                                   9,514,774         (2,291,301)         8,816,076         (3,935,065)

Dividends to preferred shareholders                   113,997            123,838            319,797            302,338
                                                 ------------       ------------       ------------       ------------

Net income/(loss) allocable to
     common shareholders                         $  9,400,777       $ (2,415,139)      $  8,496,279       $ (4,237,403)
                                                 ============       ============       ============       ============

Net income/(loss) per share                      $       0.54       $      (0.15)      $       0.49       $      (0.28)
                                                 ============       ============       ============       ============

Weighted average number of
     common shares outstanding                     17,410,003         16,319,379         17,296,159         15,044,036
                                                 ============       ============       ============       ============





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Six Months Ended September 30, 1997
                                   (Unaudited)


                                 Series A Preferred Stock   Series B Preferred Stock  Series C Preferred Stock
                                 ------------------------   ------------------------  ------------------------
                                  Number of   Preferred     Number of      Preferred   Number of   Preferred
                                    Shares      Stock        Shares          Stock       Shares      Stock
                                  ---------   ---------     ---------      ---------   ---------   ---------

Balance at April 1, 1997             190          $1         216,667         $ 22          789         $1

Conversion of Series B
  Preferred Stock to
  Common Stock                        --          --        (216,667)         (22)          --          -

Conversion of Series C
  Preferred Stock to cash             --          --              --           --         (197)         -

Reclassification of
  securities yield on
  convertible debt to
  accrued expenses                    --          --              --           --           --          -

Cashless exercise of
  employee stock options              --          --              --           --           --          -

Purchase and cancellation
  of treasury shares                  --          --              --           --           --          -

Amount to be paid in Common
  Stock related to stated
  accretion on Series A and
  Series C Preferred Stock            --          --              --           --           --          -

Preferred stock dividends             --          --              --           --           --          -

Net income                            --          --              --           --           --          -

Foreign currency translation
  adjustment                          --          --              --           --           --          -
                                     ---          --        --------         ----         ----         --
Balance at September 30, 1997        190          $1              --         $ --          592         $1
                                     ===          ==        ========         ====         ====         ==


                                         Common Stock                                            Foreign
                                  -----------------------      Additional                        Currency
                                  Number of       Common        Paid-in        Accumulated      Translation
                                   Shares         Stock         Capital          Deficit         Adjustment        Total
                                  ----------     --------     ------------     ------------     -----------     ------------

Balance at April 1, 1997          17,181,064     $ 17,181     $ 49,209,922     $(32,036,455)     $ 456,976      $ 17,647,648

Conversion of Series B
  Preferred Stock to
  Common Stock                       392,452          392             (370)              --             --                --

Conversion of Series C
  Preferred Stock to cash                 --           --       (1,576,000)              --             --        (1,576,000)

Reclassification of
  securities yield on
  convertible debt to
  accrued expenses                        --           --         (799,000)              --             --          (799,000)

Cashless exercise of
  employee stock options              56,247           57              (57)              --             --                --

Purchase and cancellation
  of treasury shares                (265,745)        (266)        (549,734)              --             --          (550,000)

Amount to be paid in Common
  Stock related to stated
  accretion on Series A and
  Series C Preferred Stock                --           --          293,797               --             --           293,797

Preferred stock dividends                 --           --               --         (319,797)            --          (319,797)

Net income                                --           --               --        8,816,076             --         8,816,076

Foreign currency translation
  adjustment                              --           --               --               --         (4,210)           (4,210)
                                 -----------     --------     ------------     ------------      ---------      ------------
Balance at September 30, 1997     17,364,018     $ 17,364     $ 46,578,558     $(23,540,176)     $ 452,766      $ 23,508,514
                                 ===========     ========     ============     ============      =========      ============




           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              Six Months September 30,
                                                           -------------------------------
                                                               1997               1996
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                       $  8,816,076       $ (3,935,065)
   Adjustments to reconcile net income/(loss) to net
     cash used in operating activities:
       Depreciation and amortization                          1,956,486          2,873,930
       Gain on sale of subsidiaries                         (10,412,442)                --
       Gain on extinguishment of debt                          (774,740)                --
       Loss on sale of equity securities                        501,607                 --
       Gain on sale of building and other property
         and equipment                                          (17,117)          (128,811)
       Unrealized loss on notes receivable due
         to foreign exchange                                     22,833                 --
       Allocation of loss to minority interest                       --           (324,416)
       Debt refinancing charge                                       --            150,000
       Changes in operating assets and liabilities:
         Restricted cash                                         27,023            (17,809)
         Accounts receivable                                 (1,112,230)        (2,113,702)
         Inventories                                             53,153           (211,101)
         Prepaid expenses                                       477,216           (153,484)
         Other assets                                          (115,213)           186,725
         Accounts payable and accrued expenses                 (657,539)         1,697,338
         Deferred income                                        929,575           (261,594)
         Other long-term liabilities                            (56,385)            48,400
                                                           ------------       ------------
NET CASH USED IN OPERATIONS                                    (361,697)        (2,189,589)
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (231,411)        (1,987,753)
   Capitalized software development costs                      (561,337)        (2,129,300)
   Collection on notes receivable                               189,480                 --
   Deferred financing costs                                          --           (330,593)
   Net proceeds from sale of building and other
     property and equipment                                      65,559          1,158,186
   Net proceeds from sale of subsidiary                      13,495,794                 --
   Proceeds from sales of equity securities                   1,839,656                 --
   Purchase of customer list/businesses                      (1,427,625)       (11,036,522)
   Cash of acquired businesses                                       --            933,550
   Cash of divested business                                    (42,451)                --
                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          13,327,665        (13,392,432)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                (1,620,668)           (47,435)
   Repayment of notes payable to shareholders                (4,023,958)                --
   Proceeds from notes payable                                2,155,716                 --
   Proceeds from exercise of warrants and options                    --            289,699
   Net proceeds from private placements                              --         14,006,674
   Repurchase of Series C preferred stock                    (1,576,000)                --
   Purchase and cancellation of treasury stock                 (550,000)                --
   Dividends on preferred stock                                 (26,000)           (39,000)
                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (5,640,910)        14,209,938
                                                           ------------       ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              7,325,058         (1,372,083)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               2,885,406          3,818,133
                                                           ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 10,210,464       $  2,446,050
                                                           ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                     518,634            641,177
   Income taxes                                                   3,910             57,440


           See accompanying notes to consolidated financial statements

                                     INDENET, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1997 included in the Company's Form 10-KSB. The results of operations for the three and six-month periods ended September 30, 1997 is not necessarily indicative of the results for the year ending March 31, 1998.

        The accompanying consolidated financial statements include the accounts of IndeNet, Inc., plus the accounts of its subsidiaries during the periods that such subsidiaries were owned by IndeNet. The subsidiaries include the wholly-owned subsidiaries of Mediatech (through its sale on July 18, 1997), Starcom (through its sale on July 18, 1997), CCMS (since its acquisition on May 16, 1996), Enterprise (since its acquisition on May 24, 1996) and its 66.67% owned subsidiary Channelmatic (through its sale on March 24, 1997) (collectively "the Company"). On April 1, 1997, Starcom and Mediatech merged into Starcom Mediatech, Inc. and are hereinafter referred to as Mediatech. On July 18, 1997, all of the stock of Starcom Mediatech, Inc. was sold. See Note 6 below for further discussion on the sale of Starcom Mediatech, Inc.

2 Until the sale of Mediatech, the Company leased office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three-months ended September 30, 1997 and 1996 was $28,547 and $162,002 and for the six-months ended September 30, 1997 and 1996 was $184,886 and $367,120. The Company leased office space in Alpine, California from a director and stockholder of the Company, and a shareholder of Channelmatic. Total rent expense paid to the officer for the three and six-months ended September 30, 1996 was $19,500 and $39,000.

3 Net income per share was determined by dividing net income less preferred stock dividends by the weighted average number of shares and common share equivalents outstanding during the period. The impact of common share equivalents on the determination of primary and fully-diluted earnings per share is not deemed to be material for the three and six-months ended September 30, 1997.

        Net loss per share is calculated by taking the sum of the net loss plus preferred stock dividends divided by the weighted average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company does not expect the adoption of SFAS 128 to have a material impact on its financial condition or results of operations.

4 During the three months ended September 30, 1997, the Company repaid notes payable to related parties which had principal balances aggregating $4.73 million and accrued and unpaid interest of $512,000 for $4.47 million in cash; resulting in a gain on retirement of debt of $774,740. The gain is included in "gain on extinguishment of debt" in the consolidated statements of operations for the three and six-months ended September 30, 1997. See also note 7.

5 In September 1997, the Company repurchased 197 shares of its Series C Preferred Stock having an aggregate value of $2.187 million for $1.576 million in cash. The $2.187 million amount is comprised of stated value of $1.971 million, $98,000 of an accrued 5% premium, and accrued accretion of $118,000.

6 On July 18, 1997, the Company sold all of the issued and outstanding shares (the "Shares") of capital stock of Starcom Mediatech, Inc. to Digital Generation Systems, Inc., a California corporation ("Digital"). The initial consideration paid by Digital for the Shares consisted of the following: (i) $14.0 million in cash; (ii) 324,355 restricted shares of Digital Common Stock valued at $1.6 million; (iii) Digital's Subordinated Promissory Note, dated July 18, 1997 ("Subordinated Note"), in the principal amount of $2.2 million; and (iv) assumption of an aggregate of $2.2 million owed by the Company to Thomas H. Baur, Chairman of Mediatech and a director and stockholder of the Company. The Subordinated Note bears interest at 9% per annum and is payable in 13 equal quarterly installments of principal and interest, commencing on October 1, 1997. All unpaid principal and accrued interest on the Subordinated Note is due and payable on October 1, 2001. The Purchase Agreement provided for an adjustment to the purchase price based on certain financial measurements as of July 18, 1997. As a result of those financial measurements, on October 27, 1997, the parties entered into an agreement whereby the purchase price was reduced by $625,000. The parties agreed that $25,000 of the purchase price adjustment was immediately payable in cash and that the Subordinated Note be reduced by $600,000. Accordingly, the originally issued note of $2.2 million was cancelled and a new note of $1.6 million was issued (the "New Note"). The New Note is payable in installments of $150,000 plus accrued interest on December 31, 1997, June 30, 1998, December 31, 1998 and June 30, 1999, with the remaining installments payable on the last day of each successive calendar quarter thereafter until fully paid on March 31, 2001. The Company recorded a gain with respect to this transaction of $10.4 million and is included in other income in the consolidated statements of operations.

7 During July 1997, the Company's Chief Executive Officer left the Company. The former Chief Executive Officer was paid a severance amount of $495,527. In addition, the former Chief Executive Officer was paid $348,310 in connection with two related party notes owed to him by Company. At the time of payment, the related party notes had an aggregate principal balance of $366,452 and accrued interest of $43,325. The Company realized a gain of $61,467 with respect to the payment, and the amount of gain is included in "gain on extinguishment of debt" in the consolidated statements of operations. The Chairman of the Board subsequently became the Chief Executive Officer as well as retaining the Chairman's duties. Effective August 1, 1997, the Company and the new Chief Executive Officer entered into an employment agreement whereby the Chief Executive Officer is to be paid a salary of $20,000 per month plus a car allowance of $850 per month. In year two, the salary increases to $25,000 per month, and in year three, the salary increases to $30,000 per month. The employment agreement also provides for other customary employee benefits.

8 During the three-months ended September 30, 1997, the Company purchased and cancelled 265,745 shares of its common stock for $550,000 in cash.

9 During the three and six-months ended September 30, 1997, the Company sold its interest in equity securities of LIMT AB. The Company acquired the equity securities in LIMT AB in connection with the sale of the Company's 66.67% interest in its subsidiary Channelmatic to LIMT AB for cash, notes, and stock in March 1997. The Company acquired the equity securities for $2.8 million and realized $2.3 million in cash on sale of the equity securities. A corresponding $501,607 loss on sale of equity securities is recorded in other income (expense) in the consolidated statements of operations.

10 On October 1, 1997, the Company entered into an agreement with the holder of two convertible notes in the principal amount of $4.285 million, whereby the Company paid the holder $4.675 million in cash on October 1, 1997 and issued a promissory note for $825,000, interest payable quarterly in arrears beginning December 31, 1997 at 6% per annum, and a balloon payment due on September 30, 1998. The convertible notes were originally issued in February and May 1996, whereby the holder of the notes had rights to convert the notes and any accrued and unpaid interest into common stock at 82% of an average market price calculation. During fiscal year ended March 31, 1997, the Company recorded a non-cash interest expense charge of $847,000 related to the 18% securities yield and recorded the offset of the charge to stockholders' equity. At September 30, 1997, included in Accounts Payable and Accrued Expenses is $1.215 million which is comprised of accrued interest of $416,000 and $799,000 of deferred interest which was reclassified from stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six-months ended September 30, 1996, the operations of the Company were conducted solely through its subsidiaries Starcom Mediatech, Inc. and Channelmatic. In addition, included in the operations of the Company for the six-months ended September 30, 1996 were five months of operations of CCMS and four months of operations of Enterprise. Included in the operations of the Company for the three-months ended September 30, 1996, were three months operations of Enterprise and CCMS. The results of operations for the three-months ended September 30, 1997 include the operations of the above-mentioned subsidiaries excluding Channelmatic, which was sold on March 24, 1997 and includes the operations of Starcom Mediatech, Inc. through the date in which it was sold, July 18, 1997.

Except for historical information contained herein, statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results. Reference is made to the risks identified elsewhere in this Report and in the Company's other reports and registration statements on file with the Securities and Exchange Commission.

Revenue

The decrease in revenue from the prior periods was primarily a net result of the sales attributable to the subsidiaries sold in March and July 1997. It is anticipated that revenue in future periods for the Company on a consolidated basis will remain fairly consistent with the three month period ended September 30, 1997 as that three-month period is represented primarily by the remaining operating entities Enterprise and CCMS.

Cost of Sales

The decrease in cost of sales from the prior periods was primarily a net result of the cost of sales attributable to the subsidiaries sold in March and July 1997. It is anticipated that cost of sales in future periods for the Company on a consolidated basis will remain fairly consistent with the three month period ended September 30, 1997 as that three-month period is represented primarily by the remaining operating entities Enterprise and CCMS.

Selling, General and Administrative

The decrease in selling, general and administrative from the prior periods was primarily a net result of the selling, general and administrative expenses attributable to the subsidiaries sold in March and July 1997. It is anticipated that selling, general and administrative in future periods for the Company on a consolidated basis will remain fairly consistent with the three month period ended September 30, 1997 as that three-month period is represented primarily by the remaining operating entities Enterprise and CCMS.

Depreciation and Amortization

The decrease in depreciation and amortization from the prior periods was primarily a net result of the depreciation and amortization attributable to the subsidiaries sold in March and July 1997. It is anticipated that depreciation and amortization in future periods for the Company on a consolidated basis will remain fairly consistent with the three month period ended September 30, 1997 as that three-month period is represented primarily by the remaining operating entities Enterprise and CCMS.

Corporate

Corporate overhead represents general and administrative expenses related to the administration of IndeNet, exclusive of expenses of the subsidiaries. These expenses for three and six-months ended September 30, 1997 compared to the comparative prior period decreased by $186,816 and $381,699. The decrease is due primarily to a reduction of personnel and marketing costs. Future periods' corporate expenses overall are expected to decrease relative to the current period due to additional personnel reductions. Some additional costs are may be incurred in connection with the anticipated corporate office move from Los Angeles, California to Detroit, Michigan.

Interest Income

Interest income did not change significantly. Interest income in future periods is expected to fluctuate based on cash balances.

Interest Expense

Interest expense decreased $164,056 from $528,872 to $364,816 for the three-months ended September 30, 1997 compared to the comparable prior period and increased $36,393 from $861,735 to $898,128 for the six-months ended September 30, 1997 compared to the comparable prior period due to the exclusion of interest expense of the companies sold during March and July 1997; offset by interest incurred on convertible debt. Interest expense is expected to decrease in future periods due to the future reduction of current debt obligations.

Income Tax Expense

Income tax expense for the three and six-months ended September 30, 1997 represents minimum state taxes paid for the various states in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had $10.2 million in cash and cash equivalents and a working capital deficit of $2.0 million. During the six-months ended September 30, 1997, cash and cash equivalents increased $7.3 million. The Company used $361,697 in operations. The Company generated $13.3 million in investing activities, primarily from the sale of subsidiary and proceeds from the sale of equity securities; net of purchases of capital expenditures, capitalized software costs, and purchase of customer list. The Company used $5.6 million in financing activities, primarily for debt repayments and repurchase of common and preferred stock.

On October 1, 1997, the Company entered into an agreement with the holder of two convertible notes whereby the Company paid the holder $4.7 million in cash on October 1, 1997 and issued a promissory note for $825,000, interest payable quarterly in arrears beginning December 31, 1997 at 6% per annum, and a balloon payment due on September 30, 1998.

Based on the projected operations of the Company's remaining subsidiaries (Enterprise and CCMS), the Company currently believes that its consolidated operations will generate sufficient cash to fund the Company's working capital needs for the next twelve months. Such projections are based on financial information that the Company has obtained from its remaining subsidiaries and is based on projected benefits to be derived from the integration of the operations of the subsidiaries and the reorganization and relocation of IndeNet. However, no assurance can be given that the projected operations or projected integration benefits will be realized or that the Company's operations will be sufficient to fund the Company's working capital needs.

Any future acquisitions will be funded from future equity and/or debt financing. Payments on the remaining outstanding promissory notes are expected from cash flows from Enterprise and CCMS. Corporate costs and its obligations are also expected to be funded from the operations of Enterprise and CCMS. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet's subsidiaries to meet capital requirements.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On August 8, 1997, a lawsuit was filed against the Company with the Superior Court of the State of California and for the County of Los Angeles by Simitar Entertainment, a Minnesota corporation ("Simitar"). The suit also names Starcom Television Services, a former subsidiary of the Company and Starcom Entertainment, Inc., an unaffiliated company. The complaint alleges breach of contract and calls for an accounting, imposition of a constructive trust and the appointment of a receiver. Simitar is asking for $600,000 plus costs. The Company believes that it has meritorious defenses and intends to vigorously defend itself in the lawsuit


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

              27-Financial Data Schedule

         (b)  None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     INDENET, INC.



Signed                               By: /s/ Richard J. Parent
                                     -------------------------------------------
                                     Richard J. Parent
                                     Chief Financial Officer and Corporate
                                     Secretary (Authorized Officer and Principal
                                     Financial and Chief Accounting Officer)