Form 10-Q
period 1997-12-31
INDENET INC
filed 1998-02-03
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended December 31, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number: 0-18034

                                  INDENET, INC.
                                  -------------
               (Exact name of registrant as specified in charter)


Delaware                                                     68-0158367
--------------------------------------------------------------------------------
(State or other jurisdiction                                 IRS Employer
of incorporation)                                            Identification No.)

               38705 Seven Mile Road, Suite 435, Livonia, MI 48152
               ---------------------------------------------------
                     (Address of principal executive office)


--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (248) 380-6070
--------------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,021,616 Shares of Common Stock, Par Value $.001 as of February 3, 1998.

                                  INDENET, INC.

                                      INDEX

                                                                                       Page
                                                                                        No.
                                                                                       ----
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                 Consolidated Balance Sheets --
                 December 31, 1997 and March 31, 1997.................................    1

                 Consolidated Statements of Operations -Three and Nine-months
                 Ended December 31, 1997 and 1996.....................................    3

                 Consolidated Statement of Changes in Stockholders'
                 Equity - Nine-months Ended December 31, 1997.........................    4

                 Consolidated Statements of Cash Flows --
                 Nine-months Ended December 31, 1997 and 1996.........................    5

                 Notes to Consolidated Financial Statements...........................    7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations........................................................   10

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings....................................................   13

         Item 4. Submission of matters to a vote of security holders..................   13

         Item 6. Exhibits and Reports on Form 8-K.....................................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                               December 31,      March 31,
                                                                  1997             1997
                                                               -----------      -----------
Current assets:
       Cash and cash equivalents                               $ 2,548,676      $ 2,885,406
       Restricted cash                                           2,735,673        1,514,902
       Accounts and other receivables, net                       3,315,840        8,425,017
       Inventories                                                      --          311,434
       Notes receivable, current portion                         2,096,368          434,080
       Equity securities held for sale                                  --        2,341,262
       Prepaid expenses                                            548,478          922,344
                                                               -----------      -----------

Total current assets                                            11,245,035       16,834,445

Property and equipment, less accumulated depreciation and
       amortization                                              2,748,175       11,872,587

Notes receivable, net of current portion                         1,792,556        2,407,314
Equity securities held for investment                            1,600,000               --
Capitalized software development costs, net                      1,686,452          838,837
Customer list, net                                              15,680,384       14,195,501
Goodwill, net                                                    3,220,634        6,320,092
Other long-term assets                                             201,000          324,531
                                                               -----------      -----------

TOTAL ASSETS                                                   $38,174,236      $52,793,307
                                                               ===========      ===========







           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      December 31,         March 31,
                                                                          1997               1997
                                                                      ------------       ------------
Current liabilities:
       Accounts payable and accrued expenses                          $  5,051,831       $ 10,323,132
       Deferred income                                                   2,785,170          2,406,977
       Notes payable, current portion                                    5,689,942          9,089,520
       Notes payable to shareholders of acquired companies,
           current portion                                                  20,241          6,844,117
       Capital lease obligations, current portion                          729,522            645,755
                                                                      ------------       ------------

Total current liabilities                                               14,276,706         29,309,501

       Notes payable to shareholders of acquired companies,
           net of current portion                                          188,129            172,123
       Notes payable, net of current portion                             2,005,329          4,896,228
       Capital lease obligations, net of current portion                 1,284,778            702,321
       Other long-term liabilities                                           8,113             65,486
                                                                      ------------       ------------

TOTAL LIABILITIES                                                       17,763,055         35,145,659

Commitments and contingencies

Stockholders' equity:
       Preferred stock, Series A, $.0001 par value
           Authorized - 1,200 shares, 190 issued and outstanding                 1                  1
       Preferred stock, Series B, $.0001 par value
           Authorized - 40,000,000 shares
           Issued and outstanding - none and 216,667                            --                 22
       Preferred stock, Series C, $.0001 par value
           Authorized - 1,200 shares
           Issued and outstanding - 142 and 789                                  1                  1
       Common stock $.001 par value
           Authorized - 100,000,000 shares
           Issued and outstanding - 18,021,616 and 17,181,064               18,022             17,181
       Additional paid-in capital                                       43,225,264         49,209,922
       Accumulated deficit                                             (23,234,106)       (32,036,455)
       Foreign currency translation adjustment                             401,999            456,976
                                                                      ------------       ------------
           Total stockholders' equity                                   20,411,181         17,647,648
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 38,174,236       $ 52,793,307
                                                                      ============       ============







           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended December 31,    Nine Months Ended December 31,
                                                       -------------------------------    ------------------------------
                                                            1997             1996             1997             1996
                                                        ------------     ------------     ------------     ------------
Revenue                                                 $  6,248,537     $ 11,991,331     $ 24,573,137     $ 33,821,850

Cost of sales                                              2,754,031        4,023,781       11,926,742       12,608,036
                                                        ------------     ------------     ------------     ------------

Gross profit                                               3,494,506        7,967,550       12,646,395       21,213,814

Operating expenses:
     Selling, general and administrative                   1,950,147        7,276,924        9,174,767       19,843,681
     Depreciation and amortization                           505,219        1,795,672        2,461,705        4,669,602
     Research and development                                139,955          121,815          139,955          635,402
     Corporate                                               362,192          451,489        1,153,024        1,624,021
     Non-cash write-down of assets                                --        8,545,563               --        8,545,563
     Restructuring charges including severance                    --        1,581,500          495,527        1,581,500
                                                        ------------     ------------     ------------     ------------
                                                           2,957,513       19,772,963       13,424,978       36,899,769
                                                        ------------     ------------     ------------     ------------

         Operating income/(loss)                             536,993      (11,805,413)        (778,583)     (15,685,955)

Other income (expense):
     Interest income                                         128,758           39,638          429,245          189,146
     Interest expense                                       (160,653)        (524,055)      (1,058,781)      (2,232,790)
     Gain on sale of subsidiaries                                 --               --       10,412,442               --
     Gain on extinquishment of debt                               --               --          774,740               --
     Loss on sale of equity securities                            --               --         (501,607)              --
     Miscellaneous, net                                     (126,590)          33,869          (78,964)         224,596
                                                        ------------     ------------     ------------     ------------
                                                            (158,485)        (450,548)       9,977,075       (1,819,048)
                                                        ------------     ------------     ------------     ------------
Income/(loss) before income tax expense and
     allocation to minority interest                         378,508      (12,255,961)       9,198,492      (17,505,003)

Income taxes                                                      --           68,432            3,910          125,872
                                                        ------------     ------------     ------------     ------------

Income/(loss) before allocation to minority interest         378,508      (12,324,393)       9,194,582      (17,630,875)

Allocation to minority interest                                   --         (272,255)              --         (596,671)
                                                        ------------     ------------     ------------     ------------

Net income/(loss)                                            378,508      (12,052,138)       9,194,582      (17,034,204)

Dividends to preferred shareholders                           72,436          172,650          392,233        1,953,388
                                                        ------------     ------------     ------------     ------------

Net income/(loss) allocable to common shareholders      $    306,072     $(12,224,788)    $  8,802,349     $(18,987,592)
                                                        ============     ============     ============     ============

Net income/(loss) per share                             $       0.02     $      (0.71)    $       0.50     $      (1.21)
                                                        ============     ============     ============     ============

Net income/(loss) per share-assuming dilution           $       0.02     $      (0.71)    $       0.50     $      (1.21)
                                                        ============     ============     ============     ============

Weighted average number of
     common shares outstanding                            17,761,854       17,114,389       17,451,955       15,736,345
                                                        ============     ============     ============     ============



           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Nine Months Ended December 31, 1997
                                   (Unaudited)


                                       Series A Preferred Stock  Series B Preferred Stock  Series C Preferred Stock
                                       ------------------------  ------------------------  ------------------------
                                         Number of  Preferred    Number of      Preferred   Number of    Preferred
                                           Shares     Stock       Shares          Stock       Shares       Stock
                                         ---------  ---------    ---------      ---------   ---------    ---------
Balance at April 1, 1997                    190        $1         216,667         $ 22          789         $1

Conversion of Series B Preferred
  Stock to Common Stock                      --         -        (216,667)         (22)          --          -

Conversion of Series C Preferred
  Stock to cash and common stock             --         -              --           --         (647)         -

Reclassification of securities yield
  on convertible debt to accrued
  expenses                                   --         -              --           --           --          -

Cashless exercise of employee
  stock options                              --         -              --           --           --          -

Purchase and cancellation of
  treasury shares                            --         -              --           --           --          -

Amount to be paid in Common
  Stock related to stated accretion
  on Series A and Series C
  Preferred Stock                            --         -              --           --           --          -

Preferred stock dividends                    --         -              --           --           --          -

Net income                                   --         -              --           --           --          -

Foreign currency translation
  adjustment                                 --         -              --           --           --          -
                                            ---        --        --------         ----         ----         --

Balance at December 31, 1997                190        $1              --         $ --          142         $1
                                            ===        ==        ========         ====         ====         ==


                                                 Common Stock                                        Foreign
                                             ---------------------                   Additional      Currency
                                             Number of     Common      Paid-in      Accumulated     Translation
                                              Shares       Stock       Capital        Deficit        Adjustment       Total
                                             ----------   --------   ------------   ------------    -----------    ------------
Balance at April 1, 1997                     17,181,064   $ 17,181   $ 49,209,922   $(32,036,455)    $ 456,976     $ 17,647,648

Conversion of Series B Preferred
  Stock to Common Stock                         392,452        393           (371)            --            --               --

Conversion of Series C Preferred
  Stock to cash and common stock                591,820        592     (5,001,664)            --            --       (5,001,072)

Reclassification of securities yield
  on convertible debt to accrued
  expenses                                           --         --       (799,000)            --            --         (799,000)

Cashless exercise of employee
  stock options                                 122,025        122           (122)            --            --               --

Purchase and cancellation of
  treasury shares                              (265,745)      (266)      (549,734)            --            --         (550,000)

Amount to be paid in Common
  Stock related to stated accretion
  on Series A and Series C
  Preferred Stock                                    --         --        366,233             --            --          366,233

Preferred stock dividends                            --         --             --       (392,233)           --         (392,233)

Net income                                           --         --             --      9,194,582            --        9,194,582

Foreign currency translation
  adjustment                                         --         --             --             --       (54,977)         (54,977)
                                            -----------   --------   ------------   ------------     ---------     ------------

Balance at December 31, 1997                 18,021,616   $ 18,022   $ 43,225,264   $(23,234,106)    $ 401,999     $ 20,411,181
                                            ===========   ========   ============   ============     =========     ============






           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              Nine Months December 31,
                                                                           ------------------------------
                                                                               1997              1996
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                       $  9,194,582      $(17,034,204)
   Adjustments to reconcile net income/(loss) to net cash used in operating activities:
        Depreciation and amortization                                         2,461,705         4,669,602
        Amortization of deferred interest                                            --           847,000
        Non-cash write-down of assets                                                --         8,545,563
        Provision for restructuring charges                                          --         1,581,500
        Gain on sale of subsidiaries                                        (10,412,442)               --
        Gain on extinguishment of debt                                         (774,740)               --
        Loss on sale of equity securities                                       501,607                --
        Gain on sale of building and other property and equipment               (22,417)         (128,811)
        Unrealized loss on notes receivable due to foreign exchange             106,796                --
        Allocation of loss to minority interest                                (596,671)
        Changes in operating assets and liabilities:
          Restricted cash                                                       146,039           451,444
          Accounts receivable                                                   249,808        (1,896,040)
          Inventories                                                            53,153          (100,457)
          Prepaid expenses                                                      336,011          (178,025)
          Other assets                                                         (187,349)          169,271
          Accounts payable and accrued expenses                              (1,866,773)        1,961,625
          Deferred income                                                       324,641           (52,052)
          Other long-term liabilities                                           (57,571)           38,226
                                                                           ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                        53,051        (1,722,029)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (340,554)       (1,753,366)
   Capitalized software development costs                                    (1,000,813)       (3,442,902)
   Collection on notes receivable                                               339,480                --
   Deferred financing costs                                                          --          (446,721)
   Net proceeds from sale of building and other property and equipment        1,158,186
   Net proceeds from sale of subsidiary                                      13,495,794                --
   Proceeds from sales of equity securities                                   1,839,655                --
   Purchase of customer list/businesses                                      (1,427,625)      (11,036,522)
   Cash of acquired businesses                                                       --           933,550
   Cash of divested business                                                    (42,451)               --
                                                                           ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          12,863,486       (14,587,775)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable and capitalized leases                         (5,108,752)         (184,968)
   Repayment of notes payable to shareholders                                (4,022,059)
   Proceeds from notes payable                                                1,454,616         2,500,000
   Proceeds from exercise of warrants and options                                    --           414,699
   Net proceeds from private placements                                              --        11,183,606
   Repurchase of Series C preferred stock                                    (5,001,072)
   Purchase and cancellation of treasury stock                                 (550,000)
   Dividends on preferred stock                                                 (26,000)          (58,500)
                                                                           ------------      ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (13,253,267)       13,854,837
                                                                           ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (336,730)       (2,454,967)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               2,885,406         3,818,133
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $  2,548,676      $  1,363,166
                                                                           ============      ============


           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                     857,074           778,545
   Income taxes                                                                   3,910           250,167
                                                                           ------------      ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended December 31, 1997, the Company incurred capital lease obligations of $2.3 million.

During the nine months ended December 31, 1997, the Company increased its hedging loan by $1.3 million, with an offset to Restricted Cash.

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





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1997 included in the Company's Form 10-KSB. The results of operations for the three and nine-month periods ended December 31, 1997 is not necessarily indicative of the results for the year ending March 31, 1998.

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

2 Until the sale of Mediatech, the Company leased office, production and warehousing facilities in its Chicago, Illinois location from real estate partnerships in which a former shareholder of Mediatech has a controlling interest. Total rent expense paid to these partnerships for the three-months ended December 31, 1997 and 1996 was $0 and $183,551 and for the nine-months ended December 31, 1997 and 1996 was $184,886 and $652,337. The Company leased office space in Alpine, California from a director and stockholder of the Company, and a shareholder of Channelmatic. Total rent expense paid to the officer for the three and nine-months ended December 31, 1996 was $19,500 and $58,500.

3 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and was effective for the Company's interim and annual periods ending after December 15, 1997. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share.

        Net income per share was determined by dividing net income less preferred stock dividends by the weighted average number of shares and common share equivalents outstanding during the period. The impact of common share equivalents on the determination of basic and diluted earnings per share is not material for the three and nine-months ended December 31, 1997.

        Net loss per share is calculated by taking the sum of the net loss plus preferred stock dividends divided by the weighted average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

4 During the nine-months ended December 31, 1997, the Company repaid notes payable to related parties which had principal balances aggregating $4.73 million and accrued and unpaid interest of $512,000 for $4.47 million in cash; resulting in a gain on retirement of debt of $774,740. The gain is included in "gain on extinguishment of debt" in the consolidated statements of operations for the nine-months ended December 31, 1997. See also note 7.

5 In September 1997, the Company repurchased 197 shares of its Series C Preferred Stock "(Series C") having an aggregate value of $2.19 million for $1.58 million in cash. The $2.19 million amount is comprised of stated value of $1.97 million, $98,000 of an accrued 5% premium, and accrued accretion of $118,000. During the three-months ended December 31, 1997, holders of Series C exercised their "put-options" resulting in the Company issuing 591,820 shares of its common stock and $3.42 million in cash. During the month of January 1998, the holders of the Series C exercised their "put-option" resulting in the Company paying the holders $1.58 million in cash.

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

8 During the three-months ended December 31, 1997, the Company purchased and cancelled 265,745 shares of its common stock for $550,000 in cash.

9 During the three and nine-months ended December 31, 1997, the Company sold its interest in equity securities of LIMT AB. The Company acquired the equity securities in LIMT AB in connection with the sale of the Company's 66.67% interest in its subsidiary Channelmatic to LIMT AB for cash, notes, and stock in March 1997. The Company acquired the equity securities for $2.8 million and realized $2.3 million in cash on sale of the equity securities. A corresponding $501,607 loss on sale of equity securities is recorded in other income (expense) in the consolidated statements of operations.

10 On October 1, 1997, the Company entered into an agreement with the holder of two convertible notes in the principal amount of $4.285 million, whereby the Company paid the holder $4.675 million in cash on October 1, 1997 and issued a promissory note for $825,000, interest payable quarterly in arrears beginning December 31, 1997 at 6% per annum, and a balloon payment due on December 31, 1998. The convertible notes were originally issued in February and May 1996, whereby the holder of the notes had rights to convert the notes and any accrued and unpaid interest into common stock at 82% of an average market price calculation. During fiscal year ended March 31, 1997, the Company recorded a non-cash interest expense charge of $847,000 related to the 18% securities yield and recorded the offset of the charge to stockholders' equity. At December 31, 1997, included in Accounts Payable and Accrued Expenses is $1.215 million which is comprised of accrued interest of $416,000 and $799,000 of deferred interest which was reclassified from stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three and nine-months ended December 31, 1996, the operations of the Company were conducted solely through its subsidiaries Starcom Mediatech, Inc. and Channelmatic. In addition, included in the operations of the Company for the nine-months ended December 31, 1996 were eight months of operations of CCMS and seven months of operations of Enterprise. Included in the operations of the Company for the three-months ended December 31, 1996, were three months operations of Enterprise and CCMS. The results of operations for the three-months ended December 31, 1997 include the operations of the Company, Enterprise and CCMS.

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

The Company is currently in evaluating its corporate strategic plans and may, as result of the plans change the Company's name and its fiscal year-end.

Revenue

The decrease in revenue from the prior periods was primarily a net result of the sales attributable to the subsidiaries sold in March and July 1997. It is anticipated that revenue in future periods for the Company on a consolidated basis will increase compared to the three-month period ended December 31, 1997 due to the expected realization of revenue from the recent increase in customer contracts.

Cost of Sales

The decrease in cost of sales from the prior periods was primarily a net result of the cost of sales attributable to the subsidiaries sold in March and July 1997. It is anticipated that cost of sales as a percent of revenue in future periods for the Company on a consolidated basis will remain fairly consistent with the three-month period ended December 31, 1997.

Selling, General and Administrative

The decrease in selling, general and administrative from the prior periods was primarily a net result of the selling, general and administrative expenses attributable to the subsidiaries sold in March and July 1997. It is anticipated that selling, general and administrative in future periods for the Company on a consolidated basis will remain fairly consistent with the three-month period ended December 31, 1997.

Depreciation and Amortization

The decrease in depreciation and amortization from the prior periods was primarily a net result of the depreciation and amortization attributable to the subsidiaries sold in March and July 1997. The Company continues to evaluate on a regular basis the appropriateness of its capitalized software asset. If management determines that the future value of the capitalized asset will not be sufficient to justify the recorded assets, a writedown of the asset may occur. The Company also evaluates the recorded value of its goodwill and customer list intangible assets. Should the projected future cash flows, on a non-discounted basis, be less than the recorded asset, an adjustment may be necessary. The Company is in the midst of a review of its strategic plans and evaluating the future value of its assets.

Corporate

Corporate overhead represents general and administrative expenses related to the administration of IndeNet, exclusive of expenses of the subsidiaries. These expenses for three and nine-months ended December 31, 1997 compared to the comparative prior period decreased by $139,297 and $520,997. The decrease is due primarily to a reduction of personnel and marketing costs. Future periods' corporate expenses overall are expected to remain constant with the current period. Some additional costs are may be incurred in connection with the corporate office move from Los Angeles, California to Detroit, Michigan.

Interest Income

Interest income increased due to higher cash balance on hand which earned interest. The higher cash balance was a result of the cash received from the sales of Channelmatic and Starcom Mediatech. Interest income in future periods is expected to fluctuate based on cash balances.

Interest Expense

Interest expense decreased $363,402 from $524,055 to $160,653 for the three-months ended December 31, 1997 compared to the comparable prior period and decreased $1,174,009 from $2,232,790 to $1,058,781 for the nine-months ended December 31, 1997 compared to the comparable prior period due to the exclusion of interest expense of the companies sold during March and July 1997; offset by interest incurred on convertible debt. Interest expense is expected to fluctuate based on outstanding debt obligations.

Income Tax Expense

Income tax expense for the three and nine-months ended December 31, 1997 represents minimum state taxes paid for the various states in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had $2.5 million in cash and cash equivalents and a working capital deficit of $3.0 million. During the nine-months ended December 31, 1997, cash and cash equivalents decreased by $336,730. Operations provided $53,050 in cash to the Company. The Company generated $13.1 million in investing activities, primarily from the sale of subsidiary and proceeds from the sale of equity securities; net of purchases of capital expenditures, capitalized software costs, and purchase of customer list. The Company used $13.5 million in financing activities, primarily for debt repayments and repurchase of common and preferred stock.

Based on the projected operations of the Company's remaining subsidiaries (Enterprise and CCMS), the Company currently believes that its consolidated operations will generate sufficient cash to fund the Company's working capital needs for the next twelve months. Such projections are based on financial information that the Company has obtained from its remaining subsidiaries. However, no assurance can be given that the projected operations or projected integration benefits will be realized or that the Company's operations will be sufficient to fund the Company's working capital needs.

The Company and the holders of the Series A Preferred Stock are in discussions to modify the terms of the holders' original investment. The modified terms are expected to result in the Company using a combination of cash, new borrowing and future equity to redeem the existing Series A Preferred Stock.

Any future acquisitions will be funded from future equity and/or debt financing. In January 1998, the Company obtained a $1.5 million line-of-credit from a bank to pay $1.6 million of Series C Preferred Stock redemptions. Payments on the remaining outstanding promissory notes are expected from cash flows from Enterprise and CCMS. Corporate costs and its obligations are also expected to be funded from the operations of Enterprise and CCMS. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from IndeNet's subsidiaries to meet capital requirements.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        On August 8, 1997, a lawsuit was filed against the Company with the Superior Court of the State of California and for the County of Los Angeles by Simitar Entertainment, a Minnesota corporation ("Simitar"). The suit also names Starcom Television Services, a former subsidiary of the Company and Starcom Entertainment, Inc., an unaffiliated company. The complaint alleges breach of contract and calls for an accounting, imposition of a constructive trust and the appointment of a receiver. Simitar is asking for $600,000 plus costs. The Company believes that it has meritorious defenses and intends to vigorously defend itself in the lawsuit

        On December 17, 1997, a lawsuit was filed against the Company with the Superior Court of the State of California and for the County of Los Angeles by William Hynes ("Hynes"). The suit also names Starcom Television Services and Mediatech, Inc., former subsidiaries of the Company. The complaint alleges, among other things, breach of contract. Hynes is asking for specific damages in excess of $250,000 and other general damages according to proof. The Company believes that it has meritorious defenses and intends to vigorously defend itself in the lawsuit


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a)    The Company held its Annual Stockholders' meeting on December 4,
               1997.

        (b) (1) The stockholders voted to elect the slate of board of director nominees as proposed by the nominating committee of the board of directors. There were 12,588,655 votes for, 20,965 votes against, 2,485 votes withheld and no broker non-votes.

               (2) The re-appointment of BDO Seidman, LLP, independent public accountants, as auditors of the Company for the year ending March 31, 1998, was voted on and approved. There were 12,544,286 votes for, 61,269 votes against, 6,550 votes withheld and no broker non-votes. The vote was an advisory vote and not binding on the board of directors. In January 1998, the Company's audit committee recommended to the board of directors that the Company change its accountants to KPMG Peat Marwick, LLP ("KPMG"). The board of directors approved the nomination of KPMG as the Company's independent accountants.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are filed as part of this report:

               27.      Financial Data Schedule

        (b)    Reports on Form 8-K

               A report on Form 8-K was filed on January 12, 1998 with respect to the change in the Company's independent accountants.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        INDENET, INC.



Signed                                  By: /s/ Richard J. Parent
                                        -------------------------------------
                                        Richard J. Parent
                                        Chief Financial Officer (Authorized
                                        Officer and Principal Financial and
                                        Chief Accounting Officer)