Form 10-K405
period 1998-03-31
INDENET INC
filed 1998-06-30
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from         to
                                              -------    --------
Commission File No.:  0-18034
                                  INDENET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           68-0158367
--------------------------------------------------------------------------------
     (State or other                                      (IRS Employer
      jurisdiction of                                   Identification No.)
      incorporation)

               38705 Seven Mile Rd., Suite 435, Livonia, MI 48152
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (248) 380-6070

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK $.001 PAR VALUE
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the issuer's most recent fiscal year ended March 31, 1998 are $24,175,736.

As of June 24, 1998 there were 18,052,425 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $32 million.

Documents incorporated by reference: The Proxy Statement for the Annual Meeting of Shareholders estimated to be held in September 1998, is incorporated by reference of this Annual Report on Form 10-KSB.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information contained herein, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. IndeNet, Inc. undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal 1999 and 2000, and any future Current Reports on Form 8-K hereafter filed by the Company.


ITEM 1.  BUSINESS

         INTRODUCTION

         IndeNet, Inc. ("IndeNet") was originally founded as a Colorado corporation on April 4, 1988 and was re-organized under the laws of the State of Delaware on July 17, 1995. Effective October 31, 1993, IndeNet sold all of its operating assets with the intent to transition into a new line of business utilizing the proceeds from the sale. At December 31, 1994, IndeNet's assets consisted primarily of the cash and promissory notes IndeNet had received from the 1993 sale of its operating assets. Effective February 3, 1995, IndeNet acquired Mediatech, Inc. ("Mediatech"), which became the first operating subsidiary of IndeNet. On November 27, 1995, IndeNet acquired a 66.67% interest in Channelmatic, Inc. ("Channelmatic") and on February 7, 1996, it completed the acquisition of Starcom Television Services, Inc. ("Starcom"). On May 16, 1996, IndeNet acquired Cable Computerized Management Systems, Inc. ("CCMS") and on May 24, 1996, IndeNet acquired Enterprise Systems Group Limited and its subsidiaries ("Enterprise"). On March 24, 1997, IndeNet sold its 66.67% interest in the capital stock of Channelmatic to Local Insertion Media Technology AB, a Swedish company. On April 1, 1997, Starcom and Mediatech merged into Starcom Mediatech, Inc and on July 18, 1997 IndeNet sold its entire interests in Mediatech, Inc., and Starcom Television Services, Inc. to Digital Generation Systems, Inc., a California corporation. On April 2, 1997, Enterprise acquired Management Information Services Limited ("MIS"), and effective March 31, 1998, Enterprise acquired Boss Associates Limited ("BOSS"). All references herein to the "Company" include IndeNet, Inc. and its consolidated subsidiaries, Mediatech, Starcom, CCMS, and Enterprise and its consolidated subsidiaries, and all references to "IndeNet" refer only to IndeNet, Inc.

         See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the consolidated financial statements herein for further discussions regarding the integration plan, results of operations and financial condition.

         Changes in the marketplace, caused management to re-focus its strategic goals. Those changes include current market consolidation and competition from companies with greater capital resources than the Company. In addition, substantial additional resources were needed in order to complete the capital investment needed to pursue the chosen goals. Due to these factors and changes, IndeNet conducted a strategic review of its then current business. The Board of Directors of IndeNet decided that, due to market conditions and the Company's financial position, the Company would in the future focus its operations on the development and marketing of enterprise management software and related services. IndeNet's Enterprise and CCMS subsidiaries hitherto have provided these products and services to the broadcast and cable industries. On March 24, 1997, IndeNet sold its interest in Channelmatic, a manufacturer of ad insertion equipment, and subsequently on July 18, 1997 IndeNet sold its subsidiaries Mediatech and Starcom and the related Digital Delivery Division. These two subsidiaries and division provided content delivery services to advertising agencies, national advertisers and programmers.


Industry Background

         Over the past several years, the broadcast and cable industries have undergone significant changes primarily as a result of new technologies, an increase in the number of television channels via the introduction of additional delivery mechanisms e.g. cable, satellite, etc. and changes in industry regulation, both in the United States and internationally. These changes have led to a dramatic increase in the sources of television and radio, and a corresponding increase in the amount of available advertising time. Television and radio stations derive revenue primarily from the sale of advertising time, the level of which is directly dependant upon the amount of available time that is sold and the price at which such time is sold. Television and radio stations find it increasingly difficult to sell advertising time at their required price levels, as a result of the increase in competition for the sale of advertising time and continued fragmentation of audiences across ever increasing channels. This increased supply of advertising time, together with an increased ability of advertisers to identify their target audiences, has also led to advertisers and agencies demanding a higher quality of service, with improved targeting of advertisements. As a result, television and radio stations require more sophisticated methods of determining how to price, package and deliver their inventory of advertising time. The Company believes that the products and services it has developed address the changing information technology requirements of the broadcast and cable industries.


Business Strategy/Recent Developments

         On June 2, 1997, IndeNet announced that it was pursuing a strategic buyer for its subsidiaries Mediatech and Starcom and its Digital Delivery Division. These subsidiaries and division provided services to advertising agencies, national advertisers and programmers.

         Subsequently on July 18, 1997 a sale agreement was concluded whereby IndeNet sold its entire interests in Mediatech, Starcom, and the Digital Delivery Divisions to Digital Generation Systems, Inc., a California corporation, in exchange for the following: (1) $13.75 million is cash; (2) 324,355 restricted shares of Digital common stock valued at $1.6 million; (3) Digital's Subordinated Promissory Note, dated July 18, 1997 ("Subordinated Note") in an adjusted amount of $1.6 million; and (4) assumption of an aggregate of $2.2 million owed by the Company to Thomas H. Baur, Chairman of Mediatech, a director, and stockholder of the Company. As a result of this transaction, the Company recognized an after tax gain of $8,890,442.

         The Company's strategy is to be a leader in providing enterprise management technology to broadcast and cable television stations and may expand into other enterprise software products through development and acquisitions. IndeNet's Board of Directors have recommended that the Company change its name to Enterprise Software, Inc. and a proxy has been filed with a vote scheduled for July 2, 1998. The Company's television station services are provided by Enterprise and CCMS. Enterprise and CCMS design, develop and distribute traffic, billing, revenue and program management software products for television stations and cable operators. The Company currently provides its software products to over 140 domestic broadcast television and radio stations, and to a total of over 80 broadcast television stations located in the United Kingdom, Western Europe, Australia, New Zealand, Southeast Asia and South Africa. The Company has installed approximately 300 traffic and billing software systems for television and radio advertisers, primarily in the U.S. As of the date of this Annual Report, Enterprise and CCMS jointly have a backlog of over $95 million, most of which consists of software licensing and out-sourcing agreements having an average life of five years. To date, most of the Company's broadcast television station clients have consisted of stations in the larger metropolitan markets in the US. The Company's strategy is to leverage its existing technology, its client base and its reputation to aggressively pursue additional television broadcast clients. In addition, the Company also intends to expand its client base into smaller broadcast stations with its CCMS products.

         On April 2, 1997, IndeNet's subsidiary Enterprise acquired a further subsidiary, Media Information Services Limited ("MIS") from one of the UK's leading media conglomerates, United News & Media Plc ("UN&M"). The Company through its Enterprise subsidiary entered into a seven year software license and facilities management agreement with another of UN&M's subsidiaries Television Sales & Marketing Services Limited ("TSMS"), one of three of the UK's terrestrial television sales houses. The purchase price for MIS was a total of $2,260,710, payable as to $1,255,950 in cash upon closing, and $ 334,920 on each of the first three anniversaries of the completion date.

         Recognizing that the Company needed to update its product offering of software and services for television program library management, planning, and scheduling, the Company decided to make a strategic acquisition of a U.K. based provider of such products, Boss Associates Limited ("BOSS"), rather than to rewrite some of its existing software products. The consideration for that acquisition was $ 1,885,600 paid in cash upon closing and the issuance of notes to the two founder shareholders of BOSS. The notes total $1,507,140, bear interest at the rate of 8% per annum and are repayable in quarterly installments over two years.


Operations

         Enterprise was incorporated in 1977 in England and Wales. Enterprise has offices in the United States, UK, Australia, New Zealand and South Africa. Enterprise currently has 206 employees worldwide. CCMS was incorporated in 1983 in Michigan. CCMS, headquartered in the City of Wyoming, Michigan, currently has 21 employees.

         The Company, through its subsidiaries, CCMS and Enterprise, including its subsidiaries, designs, develops and integrates traffic and billing, revenue management, and program management software products for use by broadcast television, radio stations and cable operators, in the management of advertising time and programming. The Company's broadcast television and radio station's customers, which typically enter into a minimum contract license period of five years, include such major television networks as NBC Television Stations, Tribune Television Stations, Fox Television Stations, Time-Warner Cable, TCI Cable and Pacific Telesys Cable in the United States; The Laser
Sales Company, TSMS and VTM in Europe; Network 10 in Australia; and TVNZ in New Zealand. The Company also provides a range of related services to its customers including hardware installation, customer support, ongoing training, and custom software development services.

         The Company believes that, based on the concentration of its customer base in the top television markets in the United States and other parts of the world, and the nature and extent of its contractual relationships with its customers, it is one of the leading providers of advertising and programming management software products to media industry clients.

         In an effort to streamline its operations and reduce costs, the decision was made in November 1997 to relocate IndeNet's corporate office from Encino, California to Livonia, Michigan. This was effected in December 1997.

During July 1997, IndeNet's Chief Executive Officer left IndeNet. The former Chief Executive Officer was paid a severance amount of $495,527. In addition, the former Chief Executive Officer was paid $348,310 in connection with two notes owed to him by IndeNet. At the time of payment, the notes had an aggregate principal balance of $366,452 and accrued interest of $43,325. IndeNet realized a gain of $61,467 with respect to the payment, and such gain is included in "gain on extinguishment of debt" in the consolidated statements of operations. The Chairman of the Board subsequently became the Chief Executive Officer as well as retaining the Chairman's duties. Effective August 1, 1997, IndeNet and the new Chief Executive Officer entered into a 3 year employment agreement whereby the Chief Executive Officer is to be paid a salary of $20,000 per month during the first year plus a car allowance of $850 per month. In year two, the salary increases to $25,000 per month, and in year three, the salary increases to $30,000 per month. The employment agreement also provides for other customary employee benefits.


PRODUCTS AND SERVICES

         The Company has developed a number of integrated and interactive computer systems for use in specific geographic markets, both domestic and abroad, which can also be customized to satisfy individual client requirements. The products are typically made available to broadcast television and radio outlets under licensing agreements for a minimum period of five years, and to cable advertisers through perpetual licenses. The Company also provides a full range of related services to its customers, including project management, and customer training, implementation, and support.

         Broadcast Television and Radio Station Traffic and Billing Management Software Systems. The Company's traffic and billing management software systems for broadcast television and radio stations are designed to provide flexibility and support for broadcast management. The systems incorporate a comprehensive set of programs, which provide the user with information on a range of areas, including sales orders, program scheduling, financial, transmission logs, invoicing, and credit and collections. The systems can be configured to handle a variety of operations including individual operations, full networks and multichannel environments.

         The Company's software systems enable television and radio station sales teams to identify the inventory of available advertising spots and support their sales initiatives using sales history, external market research (for example, ratings data obtained from A.C. Nielsen Company) and pricing data. The sales inventory is updated immediately as orders are input. The systems automatically identify and highlight any gaps in the inventory and recommend how the inventory can be optimized to maximize revenue. As soon as final orders and available slots within the inventory have been matched, the systems automatically update the station's transmission log, which contains the schedule of programs and advertisements, downloads the log details to the transmission equipment and updates historic sales data files and financial and accounting records.

         Program Management Software Systems. The Company's program management software systems for broadcast television and radio stations give customers complete control with respect to their inventory of feature films, syndicated series, cartoons, specials and other programs. The systems provide customers with extensive search capabilities, leading to better management of programming decisions. Examples of these capabilities include searches for a particular actor or theme, and searches based on past ratings, last play date or royalty payments due. The systems also provide information, which can assist customers in purchasing programming. Other features of the systems include monthly amortization forecasting, comparison of program revenue with the amortized cost of the program and cash requirements reporting.

         Revenue Management Systems. These systems place the inventory of airtime in a station's sales system, rather than in the traffic system.
This enables clients to manipulate their inventory from a sales prospective. In addition to traffic and billing functions, the system also incorporates Yield Management, Deal Management, Audience Research, and Sales Information Base.

         Cable Television Systems. The principal product offered by the Company to its cable industry clients is the NOVAR System, a traffic management, billing and sales management system designed to manage all activities of the advertising sales operation. The system is designed to incorporate the information contained within client advertising contracts, as well as the advertising spots associated with each contract and the network programs within which spots are to be scheduled. The NOVAR System can handle up to 5,000 contracts at any one time. The Company offers a single-user version of the system, as well as a multi-user version to allow for simultaneous access by multiple users. Certain of the features of the Company's systems include (i) automatic or manual scheduling of advertising spot data, according to specific client requirements; (ii) maintenance of client advertising insertion tape libraries and assistance with tape editing procedures; (iii) generation of an advertising insertion schedule and (iv) automatic reconciliation of advertising spots that have aired, and the automatic scheduling of "make-goods" for spots that were missed.

MARKETING AND SALES

         Each of the Company's subsidiaries are responsible for marketing and sales of products and services relevant to their local marketplace. Overall co-ordination is exercised from the corporate office.

COMPETITION

         The Company's principal competitor in the traffic and billing market is Columbine/JDS, Inc., a provider of traffic and billing management systems. There are also multiple smaller competitors offering less sophisticated systems, at lower prices. This places considerable pressure on the Company's pricing and sales revenues. Enterprise also competes to a limited extent with the internal data processing departments of television and radio stations, to the extent that such departments generate traffic and billing systems in-house.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company primarily relies upon a combination of trademark, tradename, and confidentiality and license agreements to establish and protect proprietary rights in its technologies. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software, or technology without authorization or to develop similar product functionality independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

EMPLOYEES

         As of June 1, 1998, the Company had 229 employees, of whom 206 were employed at Enterprise, 21 were employed at CCMS, and two were employed at the IndeNet corporate office. The Company's employees are not represented by any collective bargaining organization.

GOVERNMENT REGULATION

         Mediatech transmitted its domestic, analog satellite traffic through earth stations operated by third parties (principally Hughes Electronics, ("Hughes")). IndeNet relied on Hughes to transmit traffic for the Digital Delivery Division to the Hughes' Satellite for broadcast by Hughes' Satellite to the various subscribing television stations. Neither IndeNet nor Mediatech held an FCC license and both companies relied on the licenses or authorizations of their respective earth station operators.

         The FCC establishes technical standards for satellite transmission equipment, which change from time to time and also requires co-ordination of earth stations with land-based microwave systems at certain frequencies to assume non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

RESEARCH AND DEVELOPMENT

         The Company is committed to devoting its resources to the development of new or enhanced traffic, billing, revenue and program management products. For the fiscal years ended March 31, 1998 and 1997, research and development expense was $139,955 and $746,451, respectively. These expenses represent costs incurred in the development of products by Enterprise in 1998, and by Channelmatic and Enterprise in 1997. In addition the Company has expensed certain previously capitalized software development costs, $2,830,321 in 1998 and $13,108,970 in 1997. Marketplace changes in the use of technology and the needs of clients led the Company to conclude that the likelihood of the future recovery of those capitalized costs was in doubt. Although Enterprise intends to continue to actively enhance its products, the Company expects that its total research and development costs will decrease in future periods due to the sale of the Company's interests in Channelmatic.

SIGNIFICANT CUSTOMERS

         During the fiscal years ended March 31, 1998 and 1997, there was no single customer representing over 10% of its business. Additionally, no single customer of Enterprise or CCMS represented more than 10% of the aggregate amount of business jointly generated by Enterprise and CCMS during the past fiscal year.


ITEM 2.  PROPERTIES.

         The Company currently maintains eight office facilities in the U.S. and abroad. All of the Company's office facilities are leased. The following is a summary of the Company's offices facilities:

LOCATION                            USE                                LESSEE

Livonia, Michigan                   Corporate head Office            IndeNet, Inc.

Colorado Springs, Colorado          Executive offices                Enterprise Systems Group, Inc.*
                                    & office facilities

Thames Ditton, Surrey, England      Executive offices,
                                    office facilities &
                                    computer suite                   Enterprise Air Time Systems Ltd.*


Slough, Buckinghamshire, England    Office Facilities                Boss Associates, Ltd *


Frenchs Forest, NSW, Australia      Executive offices                Enterprise Systems Group Pty, Ltd.*
                                    & office facilities

Auckland, New Zealand               Office Facility                  Enterprise Air Time Systems Ltd.*
                                                                         (New Zealand Branch)

Johannesburg, South Africa          Office Facility                  Enterprise Air Time Systems Ltd.*
                                                                          (South Africa Branch)


Wyoming, Michigan                   Office Facility                  Cable Computer Systems
                                                                        Management, Inc.

--------------------------------------------------------------------------------
*        Subsidiaries or branches of Enterprise


         The Company believes that these office facilities, are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject from time to time to litigation arising in the ordinary course of its business. The Company believes that no such litigation is pending that would have a material adverse effect on the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders will be held July 2, 1998 to consider and act upon proposals to (i) effect a reverse stock split of the Company's common stock, (ii) amend the Company's existing stock option plan, and (iii) change the name of the Company to "Enterprise Software, Inc."

PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         IndeNet's common stock trades on the NASDAQ National Market under the symbol "INDE." The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the past two fiscal years.

Period Ended                                Per Share - HIGH           Per Share - LOW
-------------------------------------------------------------------------------------------------
Quarter Ended 06/30/96                      $7.13                      $4.82
Quarter Ended 09/30/96                      $4.32                      $2.50
Quarter Ended 12/31/96                      $4.19                      $1.88
Quarter Ended 03/31/97                      $2.88                      $1.63

Quarter Ended 06/30/97                      $2.00                      $1.38
Quarter Ended 09/30/97                      $3.50                      $1.31
Quarter Ended 12/31/97                      $3.06                      $2.00
Quarter Ended 03/31/98                      $2.69                      $1.81
There are 486 stockholders of record.  IndeNet believes that there are approximately 3,000 stockholders who beneficially own the Common Stock of the Company.

         During the year ended March 31, 1998, the Company recorded deferred accretion charges of $86,000 related to Series A and $280,233 related to Series C and fully amortized the amounts into dividends. Cash dividends paid on Series B totaled $26,000.

         No dividends have been declared or paid by IndeNet on its Common Stock since inception, and no dividends are contemplated to be paid by IndeNet at any time in the foreseeable future.

         On February 14, 1997, the Company exchanged 771 shares of its Series A Preferred Stock for 771 shares of its new Series C Preferred Stock. The exchange was effected pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid or given in connection with such exchange. The Series C Preferred was not convertible into Common Stock until April 1, 1997. The holders of the Series C Preferred are entitled, during each two-week period, to convert up to 5% of the aggregate number of shares of Series C Preferred issued to such holder in the exchange (the conversion of fractional shares is permitted if necessary to convert the maximum amount allowed). Shares not converted during any two-week period may be converted later, provided that no more than 10% of the holder's shares may be converted during any two-week period. In the event that the closing bid price of the Common Stock, as published by The NASDAQ Stock Market, exceeds $7.00 per share for any five consecutive trading days, the rate at which the shares of Series C Preferred may be converted will thereafter double to 10% per two-week period, and the aggregate maximum conversion rate per two week period will double to 20%. The number of shares of Common Stock issuable upon the conversion of a share of Series C Preferred Stock (the "Conversion Rate") is equal to (x) the sum of the original issue price of the shares ($10,000) and the accretion (at 8% per annum beginning January 1, 1997) through the conversion date, (y) divided by $5.00. The $5.00 price is subject to adjustment for stock splits, stock dividends, reorganizations and other similar events. From September 1, 1997 to January 31, 1998, the Company redeemed all of the shares of Series C stock for approximately $6.6 million in cash, and the issuance of approximately 592,000 shares of common stock.

        Only July 22, 1997 the holder of Series B elected to convert all 216,667 shares outstanding into 392,452 shares of common stock. The
Series B were convertible at the option of the holder into common stock at a rate based on the quotient of $3.00 plus accrued dividends divided by the lesser of $3.00 or the average market value for the prior twenty consecutive business days preceeding the redemption.

        (2) In March 1998, the Company completed a private placement of $15.0 million in Subordinated Debentures ("Debentures") to a single institutional investor. The Debentures accrue interest at 14.5% per annum, payable monthly. The Debenture has two tranches, both maturing in April 1, 2003. Tranche A is for $9.0 million and Tranche B is for $6.0 million in the aggregate. Tranche A was funded at closing on March 26, 1998 to make certain acquisitions, redeem the outstanding shares of Series A stock, and for working capital. Tranche B will be funded for future acquisitions if the investor approves the acquisition. The Debenture has a prepayment penalty within the first three years equal to the interest the Company would have paid on the prepaid balance during the remainder of the first three years, discounted at the short term treasury rate at the time of prepayment.

        The investor received separate and detachable warrants to purchase the Company's common stock. The warrants, when exercised, will provide stock ownership in the Company of 3.5% at the time of exercise. The investor will receive 2.1% warrants with the funding of Tranche A, and 1.4% warrants with the funding of Tranche B. The exercise price will be $2.50 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. The warrants will expire ten years from the date of the final payment on the Debentures. The warrants were valued using a fair value based model at the date of issue to be amortized over the life of the loan.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Operations of the Company commenced through its first acquisition in February 1995. The acquisitions completed by the Company to date are as follows:
(i) Mediatech, Inc. ("Mediatech") in February 1995, (ii) Channelmatic, Inc. ("Channelmatic") in November 1995, (iii) Starcom Television Services, Inc. ("Starcom") in February 1996, (iv) Cable Computerized Management Systems, Inc. ("CCMS") in May 1996 and (v) Enterprise Systems Group Ltd. and subsidiary companies ("Enterprise") in May 1996, (vi) Media Information Services Ltd. ("MIS") in April 1997, and (vii) Boss Associates Ltd. (BOSS) in March 1998. On March 24, 1997, IndeNet sold its interest in Channelmatic, and on July 18, 1997, IndeNet sold its interests in Mediatech and Starcom.

         On June 2, 1997, IndeNet announced the results of its strategic review of its then business. The Board of the Directors of IndeNet decided to focus the Company's operations in enterprise management software products and services, particularly in the television and radio industry including broadcast and cable. These products and services were provided by the Company's subsidiaries Enterprise and CCMS. Accordingly, because the operations of certain of its remaining subsidiaries were inconsistent with the Company's revised business strategy, the Company decided to find a strategic buyer for its content delivery subsidiaries Mediatech, Starcom and the related Digital Delivery Division.

         The Company currently designs and develops traffic billing, revenue and program management software products for the management of advertising time and programming through its subsidiaries Enterprise and CCMS. The acquisitions during the 1998 fiscal year have both broadened the products and service offering of Enterprise, as well as increasing Enterprise's client base. The Company now operates in one business segment. The Company operates in various countries. See Note 12 to the consolidated financial statements.

         The results of the Company's operations for the past two fiscal years reflect the Company's prior business goal of becoming a vertically integrated provider of television advertising and programming services. The Company's activities during the past two years were primarily directed at (i) acquiring various businesses that would support its vertically integrated operations,
(ii) the development of a new, state-of-the-art digital satellite network that would connect the Company's various services with the needs of the television advertising and programming marketplace, and (iii) financing the foregoing acquisitions and network development. Since the end of the fiscal year ended March 31, 1997, management had determined that the Company did not have the financial ability to acquire the remaining businesses necessary to establish the planned vertically integrated operations and to fully deploy the equipment for its satellite digital delivery system. In addition, the television marketplace was rapidly changing and competition in the digital delivery business was becoming increasingly competitive as numerous large, well-financed businesses entered into the market. Due to the foregoing factors, management implemented a new business strategy described elsewhere in this Annual Report, including the sale of two of its previous acquisitions and the sale of its Digital Delivery Division. Starcom and Mediatech were considered to be discontinued operations for financial reporting purposes. Accordingly, the following comparison of the Company's operations for the past two fiscal years may not be indicative of the Company's operations in the future.

ACTUAL RESULTS FOR FISCAL 1998 COMPARED TO FISCAL 1997

                                                                      FISCAL 1998       FISCAL 1997
                                                                   ---------------------------------
Revenue                                                                24,175,736         23,390,131
Cost of sales                                                           8,710,473         12,386,594
Selling, general, & administrative                                     10,437,650         10,448,068
Depreciation & amortization                                             2,154,941          3,319,664
Research & development                                                    139,955            746,451
Occupancy costs                                                         1,256,683            975,753
Restructuring, impairment, & other nonrecurring charges                 5,907,321         15,597,258
Other income (expense), net                                            (1,699,254)        (2,594,551)
Income tax benefit                                                       (819,892)        (1,373,997)
Allocation to minority interest                                                 -           (731,910)
Loss from discontinued operations                                      (1,024,903)        (5,027,815)
Gain on disposal of discontinued operations                             8,890,442                  -
Net Income (loss)                                                       2,554,890        (25,600,116)

Revenue

         Revenue increased approximately $786,000 from 1997. The increase in revenue resulted from an increase in revenue from Enterprise and CCMS of approximately $6.9 million, offset by a decrease in revenue from the sale of Channelmatic of approximately $6.1 million. The increase in revenue from Enterprise and CCMS was the result of increased rental income for its software systems from a growing client base.

        Cost of sales

        Cost of sales decreased $3.6 million from $12.3 million in fiscal 1997 to $8.7 million in fiscal 1998. The changes are due primarily to the changing mix of business towards software rental rather that services thus rendering a higher profit margin, as well as the sale of Channelmatic in March 1997. The gross margin is expected to show a continued increase from the operations of Enterprise and CCMS in future years.

        Depreciation and Amortization

        Depreciation and amortization decreased from $3.3 million in fiscal 1997 to $2.1 million in fiscal 1998 due to the reduction in the value of intangible assets held as a result of the write down of capitalized software development costs. In addition, with the sale of Channelmatic, Mediatech and Starcom, the company eliminated the respective intangible assets which resulted in lower amortization expenses.

        Research and Development

        Research and development ("R&D") decreased $.6 million, from fiscal 1997 to fiscal 1998 due to the sale of Starcom Mediatech in July, 1997. Ignoring the sale of Starcom Mediatech, R&D increased approximately $41,000 from fiscal 1997. Enterprise is committed to continued development and improvement of its products and expects its R&D expenditures will increase in future periods due to new product development and the additional enhancement of existing products.

        Restructuring, Impairment and Other Nonrecurring Charges

        Restructuring, impairment and other nonrecurring charges decreased approximately $9.7 million in fiscal 1998 compared to fiscal 1997. During the last quarter of fiscal 1997, the Company began to implement its business integration plan, which included the sale of certain subsidiaries discussed in the following paragraphs. In fiscal 1997 Enterprise also wrote off certain capitalized development software when management determined that the likelihood of the future recovery of those capitalized costs was remote. Enterprise further reviewed its likelihood of cost recovery of the remaining capitalized development software in fiscal 1998, and determined that further write off would be prudent in the light of future strategic goals.

        The Company paid $495,527 in severance costs to its former Chief Executive Officer upon his departure in July 1997.

        Selling, general, and administrative

        Selling, general and administrative ("SG&A") expenses remained relatively constant as compared to fiscal 1997. SG&A expenses of Enterprise and CCMS increased by $1.9 million in fiscal 1998 from fiscal 1997 due to an increased level of business of both subsidiaries. The Company incurred staff cost increases due to wage rate increases in the computer industry in general as a result of the demand for skilled staff by other companies to work on the "millennium bug" and a general level of wage rate increases in the Colorado area as a result of the relocation of a number of technically orientated enterprises to the locality. This increase was offset by a decrease of SG&A due to the sale of Mediatech and Starcom.

Corporate expense is attributable to the expenses of IndeNet, the parent company. These expenses include salaries, legal and professional fees and other miscellaneous costs. Corporate expenses decreased in fiscal 1998 from fiscal 1997 by $316,377 or 26% due to a significant decrease in professional fees as well as a minor decrease in salaries and related costs, and other general and administrative costs.


        Other Income (Expense)

        Interest income increased from fiscal 1997 to fiscal 1998 by $367,097 or 171%. Interest expense decreased from fiscal 1997 to fiscal 1998 by $.9 million. Both occurrences were due primarily to increased cash balances as a result of cash received as partial consideration from the sale of IndeNet's interest in its subsidiaries. Interest income is expected to decrease in future periods due to estimated lower cash balances. The Company recorded a loss of $465,000 on the sale of certain common stock in Local Insertion Media Technology A.G. ("LIMT") which it received as partial consideration from the sale of its Channelmatic subsidiary in March 1997.

        Income Taxes

        At March 31, 1998 and 1997, the Company has net operating loss carryforwards of $18.5 million and $19.8 million, respectively, for federal income tax purposes, of which $7.7 million is subject to a separate return limitation. The carryforwards expire in varying amounts and years through 2012. These loss carryforwards also give rise to a deferred tax asset of $6.8 million and $8.2 million at March 31, 1998 and 1997. This tax asset has a valuation allowance, as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. Income tax benefit for fiscal 1998 primarily represents the reversal of a deferred tax liability. A deferred tax liability was written-off the balance sheet in connection with the write-off of capitalized software development costs which gave rise to the deferred tax liability. Income tax expense for fiscal 1998 represents state income and corporate taxes for the various states in which the Company does business.

        Discontinued Operations

        Loss from discontinued operations decreased from fiscal 1997 to fiscal 1998 by approximately $4.0 million. The decrease is due to including the operations of Starcom Mediatech only through the sale on July 18, 1997. Also, the loss from fiscal 1997 included a writedown of goodwill of $2.5 million. The writedown was recorded in anticipation of the sale of Starcom Mediatech. During fiscal 1998 the Company recorded a gain, net of taxes, of $8,890,442 from the sale of its subsidiaries, Mediatech and Starcom, and the Digital Delivery Division.

        Liquidity and Capital Resources

        As of March 31, 1998, the Company had $6.2 million in unrestricted cash and cash equivalents, compared with $2.9 million at March 31, 1997, and a working capital deficit of $0.6 million compared to a deficit at March 31, 1997 of $12.5 million. During the year ended March 31, 1998, cash and cash equivalents increased by $3.3 million and the Company generated $1.6 million of cash from its operations, primarily due to the operating profit of the Company and an increase in working capital. The Company provided $9.1 million through its investing activities, and used this cash primarily for the purchase by Enterprise of BOSS, capitalized software costs, and deferred financing costs. Investing activities also include the proceeds from the sale of Mediatech, Starcom, and the Digital Delivery Division. The Company used $7.4 million in financing activities, primarily from the repurchase of Preferred Series C stock of $6.6 million and repayment of notes payable and capitalized leases of $7.1 million.

        The Company anticipates funding its working capital needs for the next twelve months through cash generated from operations, and lower costs associated with license contracts for which deferred income of $3.0 million has been recorded.

        The subsidiaries of the Company collectively generated positive cash flow from operations. In order to address prior period cash flow needs, the Company sold its subsidiaries Mediatech, Starcom, and the Digital Delivery Division. These sales eliminated the obligations of the Company under the $4.5 million notes owed by the Company to the former shareholders of Enterprise. In addition, the Company reduced the number of employees at its corporate office and relocated the corporate office to premises in Livonia, Michigan.
Although the foregoing actions have significantly improved the Company's overall cash flow, no assurance can be given that the anticipated amount of cost reductions will, in fact, be realized or that the cost savings will be sufficient to offset the Company's working capital deficit. The Company has also obtained other debt financing to meet its cash needs in excess of cash generated from operations.

         In September 1996, the Company believed that it had renegotiated certain of the terms of its convertible notes with the holder of the notes to, among other things, eliminate the conversion feature of the original Notes, and convert the obligation into subordinate notes due in two years. Subsequently the note holder indicated that the terms were not renegotiated and therefore the Company has reflected the original terms of the convertible notes in the Form 10-KSB of March 31, 1997.

        In the year ended March 31, 1998, the Company successfully negotiated the cancellation of the convertible notes through a cash payment of $4.675 million and the issuance of a promissory note in the amount of $825,000. Subsequent to March 31, 1998, the note holder accepted a cash payment of $810,000 as payment in full for the promissory note.

        The Company's other debt obligations consist of debt owed by both IndeNet and by certain of its subsidiaries. The debt obligations of IndeNet consist of indebtedness owed to affiliates of the Company and convertible notes held by one investment fund, whereas the debt obligations of the subsidiaries are loans owed to third party institutional lenders. IndeNet currently is, however, a holding company that generates no revenues and is dependent on cash from its subsidiaries for operating proceeds. Certain of the subsidiaries are subject to loan agreements that prohibit dividends or limit cash advances to IndeNet. Accordingly, the ability of IndeNet to fund its debt service obligations and its working capital requirements is dependent upon proceeds from sale of subsidiaries, income from its subsidiaries and upon its ability to obtain additional financing. During fiscal 1998, the Company did not make certain scheduled payments on the related party notes payable. The Company currently believes that cash generated from subsidairy operations is sufficient to repay the debt obligations of its subsidiaries as such obligations become due. Since the obligations of IndeNet to certain of its affiliates under its existing debt is secured by a lien on some of the stock of one its subsidiaries, failure to repay such indebtedness could result in the loss of a portion of IndeNet's interest in such subsidiary. Any foreclosure by the institutional lenders that have extended credit to the subsidiaries could result in the foreclosure of certain of the assets of the subsidiaries.

         Inflation

         The Company does not believe that inflation will have a material impact on the Company's future operations.

         New Accounting Standards

         On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than was proscribed by APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this standard and has restated prior period earnings per share as necessary.

     During October 1997, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 97-2, Software Revenue Recognition. SOP 97-2 replaces the SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. Further, in order to recognize revenue for each element as delivered, stringent requirements for "vendor-specific objective evidence" must be met for each element's fair value, and no remaining undelivered elements can be essential to the functionality of the delivered elements. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties related to the outcome of these amendments, the impact on the future financial results of the Company is not currently determinable.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This Statement requires annual financial statement and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 and expects any impact to affect the Company's disclosure information and not its results of operations.

     Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company has to date carried out in-house a comprehensive review of its software products and liaised with its computer software and hardware suppliers. The review has identified the need for limited modifications which have been or are in the process of being made. Accordingly, the Company does not believe that any significant problems exist in its software products.

     The cost of the review and any modifications to date have amounted to approximately $127,000. The Company is confident that the remainder of its software can be reviewed and modified, if necessary, for a cost of approximately $176,000. This work will be completed by the end of fiscal 1999. All costs incurred have been expensed.

Item 7.  Financial Statements

         The financial statements begin on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On January 5, 1998 the Company, upon recommendation of the Company's audit Committee and approval by the Company's Board of Directors, engaged KPMG Peat Marwick, LLP ("Peat Marwick") to perform future independent audits of the Company. Peat Marwick thereby replaced BDO Seidman, LLP ("BDO Seidman") as the Company's independent accountants.

         The change in accountants did not result from any dissatisfaction or disagreement with BDO Seidman. Instead, the change resulted from the Company's putting its audit work out to bid. BDO Seidman participated in the bidding process.

         In connection with the audit of the year ended March 31, 1997, and the subsequent interim period through January 5, 1998, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to the satisfaction of BDO Seidman, would have caused it to make reference in connection with their opinion to the subject matter of the disagreement.

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 13(a)(1) Exhibits

Exhibit Number                              Description
--------------------------------------------------------------------------------
3.1 IndeNet, Inc. Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3
                              (File No. 333-1205)

3.2 IndeNet, Inc. Bylaws (Incorporated by reference to Exhibit No. 3.2 of registration statement on Form S-3 (File No. 333-1205)

4.1                           Certificate of Designation of Series A

                              Preferred Stock(Incorporated by reference to
                              Exhibit 4.1 of Registration Statement on
                              Form S-3 (File No. 333-1205)


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

10.9 Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Appendix A of Proxy Statement (File No. 333-1205)

23.1                          Consent of KPMG Peat Marwick LLP

23.2                          Consent of BDO Seidman, LLP

27                            Financial Data Schedule

                         ITEM 13(b) REPORTS ON FORM 8-K

                                      None

INDENET, INC.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INDENET, INC.


Signed                   By:   /s/ Andre A. Blay
                               Andre A. Blay
                               Chairman of the Board and Chief Executive Officer


                         By:   /s/ D. W. Martin
                               David W. Martin,
                               Chief Financial Officer


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: June 22, 1998            By:   /s/ Thomas A. Baur
                               Thomas A. Baur, Director


Date: June 22, 1998            By:  /s/ Richard L. Schleufer
                               Richard L. Schleufer, Director


Date: June 22, 1998            By: /s/ H. Bradley Eden
                               H. Bradley Eden, Director and Corporate Secretary


Date: June 22, 1998            By: /s/  Robert Beaureguard
                               Robert Beaureguard, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of KPMG Peat Marwick LLP, Independent Certified Public Accountants....................        F-2

Report of BDO Seidman, LLP, Independent Certified Public Accountants.........................        F-3

Consolidated Balance Sheets as of March 31, 1998 and 1997....................................        F-4

Consolidated Statements of Operations for the years ended March 31, 1998 and 1997............        F-6

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998
     and 1997................................................................................        F-7

Consolidated Statements of Cash Flows for the years ended March 31, 1998 and
     and 1997................................................................................        F-9

Notes to Consolidated Financial Statements...................................................        F-13

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
IndeNet, Inc.



We have audited the accompanying consolidated balance sheet of IndeNet, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndeNet, Inc. and subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                    KPMG Peat Marwick  LLP

Detroit, Michigan
May 29, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
IndeNet, Inc.



We have audited the accompanying consolidated balance sheets of IndeNet, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndeNet, Inc. and subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                       BDO Seidman, LLP

Los Angeles, California
June 18, 1997

                                INDENET, INC.
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                                    March 31,              March 31,
                                                                                      1998                   1997
                                                                                  ------------           -----------
Current assets:

         Cash and cash equivalents                                                $ 6,169,383           $  2,885,406
         Restricted cash                                                                  -                1,514,902
         Accounts and other receivables, net of allowance for
           doubtful accounts of $288,699 and $230,063 in 1998 and 1997,
           respectively                                                             4,142,186              8,425,017
         Inventories                                                                        -                311,434
         Notes receivable, current portion                                            745,213                434,080
         Marketable securities                                                      1,135,000              2,341,262
         Prepaid expenses                                                             570,910                922,344
                                                                                  -----------           ------------
Total current assets                                                               12,762,692             16,834,445

Property and equipment, less accumulated depreciation and
         amortization                                                               3,142,661             11,872,587

Notes receivable, net of current portion                                            3,011,892              2,407,314
Capitalized software development costs, net of accumulated
         amortization of $55,366 in 1997                                                    -                838,837
Customer list, net of accumulated amortization of
         $1,837,065 and $835,030 in 1998 and 1997, respectively                    13,193,465             14,195,501
Goodwill, net of accumulated amortization of $336,703 and
         $1,313,414 in 1998 and 1997, respectively                                  6,221,592              6,320,092
Other long-term assets                                                                626,549                324,531
                                                                                 ------------           ------------
TOTAL ASSETS                                                                     $ 38,958,851           $ 52,793,307
                                                                                 ============           ============


           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   March 31,              March 31,
                                                                                     1998                   1997
                                                                                 ------------           ------------
Current liabilities:
         Accounts payable and accrued expenses                                    $ 5,273,106           $ 10,323,132
         Deferred income                                                            3,073,557              2,406,977
         Notes payable, current portion                                             3,504,519              9,089,520
         Notes payable to related parties,
             current portion                                                          779,637              6,844,117
         Capital lease obligations, current portion                                   785,475                645,755
                                                                                  -----------           ------------
Total current liabilities                                                          13,416,294             29,309,501

         Notes payable, net of current portion                                      1,088,490              4,896,228
         Notes payable to related parties,
             net of current portion                                                 8,976,384                172,123
         Capital lease obligations, net of current portion                          1,400,312                702,321
         Other long-term liabilities                                                  183,432                 65,486
                                                                                  -----------           ------------
TOTAL LIABILITIES                                                                  25,064,912             35,145,659

Commitments and contingencies                                                             -                      -

Redeemable Preferred Stock
         Preferred stock, Series A, $.0001 par value
             Authorized - 1,200 shares, 190 shares issued and outstanding                   1                      1
         Preferred stock, Series B, $.0001 par value
             Authorized - 250,000 shares
             Issued and outstanding - 216,667 shares in 1997                              -                       22

Stockholders' equity:
         Preferred stock, Series C, $.0001 par value
             Authorized - 1,200 shares
             Issued and outstanding - 789 shares in 1997                                  -                        1
         Common stock $.001 par value
             Authorized - 100,000,000 shares
             Issued and outstanding - 18,052,425 and 17,181,064
             in 1998 and 1997, respectively                                            18,052                 17,181
         Additional paid-in capital                                                43,412,279             49,209,922
         Accumulated deficit                                                      (29,873,798)           (32,036,455)
         Foreign currency translation adjustment                                      337,405                456,976
                                                                                  -----------           ------------
             Total stockholders' equity                                            13,893,938             17,647,625
                                                                                  -----------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $38,958,851           $ 52,793,307
                                                                                  ===========           ============

           See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For Years Ended March 31,
                                                                           -------------------------------
                                                                              1998               1997
                                                                           -------------------------------
Revenue                                                                    $24,175,736        $ 23,390,131
Cost of sales                                                                8,710,473          12,386,594
                                                                           -----------        ------------

Gross profit                                                                15,465,263          11,003,537

Operating expenses:
  Selling, general and administrative                                       10,437,650          10,448,068
  Depreciation and amortization                                              2,154,941           3,319,664
  Research and development                                                     139,955             746,451
  Restructuring, impairment and other nonrecurring charges                   5,907,321          15,597,258
  Occupancy costs                                                            1,256,683             975,753
                                                                           -----------        ------------
                                                                            19,896,550          31,087,194
                                                                           -----------        ------------
    Operating loss                                                          (4,431,287)        (20,083,657)

Other income (expense):
  Interest expense                                                          (1,088,323)         (2,040,006)
  Interest income                                                              581,542             221,255
  Severance costs                                                             (495,527)               -
  Net gain on extinquishment of debts                                            2,986                -
  Settlement of lawsuits                                                           -              (802,256)
  Gain on sale of Channelmatic, Inc.                                               -                30,466
  Loss on sale of marketable securities                                       (501,607)               -

  Miscellaneous, net                                                          (198,325)             (4,010)
                                                                           -----------        ------------
                                                                            (1,699,254)         (2,594,551)
                                                                           -----------        ------------
Loss from from continuing operations before income
  taxes and allocation to minority interest                                 (6,130,541)        (22,678,208)

Income tax benefit                                                            (819,892)         (1,373,997)
                                                                           -----------        ------------
Loss from continuing operations before allocation to minority interest      (5,310,649)        (21,304,211)

Allocation to minority interest                                                    -              (731,910)
                                                                           -----------        ------------
Loss from continuing operations                                             (5,310,649)        (20,572,301)

Discontinued operations

  Loss from operations, net of income
    tax benefits of $221,000 and $61,000 in 1998 and 1997, respectively     (1,024,903)         (5,027,815)
  Gain on disposal of Starcom Mediatech, net of
    income taxes of $1,057,000                                               8,890,442                -
                                                                           -----------        ------------
Net income (loss)                                                            2,554,890         (25,600,116)

Dividends to preferred shareholders                                            392,233           2,126,486
                                                                           -----------        ------------
Net income/(loss) allocable to common shareholders                         $ 2,162,657        $(27,726,602)
                                                                           ===========        ============
Basic and diluted earnings/(loss) per share:
  Loss per share from continuing operations                                $     (0.32)       $      (1.42)
                                                                           ===========        ============
  Earnings/(loss) per share from discontinued operations                   $      0.44        $      (0.31)
                                                                           ===========        ============
  Basic and diluted earnings/(loss) per share                              $      0.12        $      (1.73)
                                                                           ===========        ============
Weighted Average common shares outstanding                                  17,598,839          16,022,847
                                                                           ===========        ============

         See accompanying notes to consolidated financial statements

                                  INDENET, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 1998 and 1997




                                     Series C Preferred Stock
                                     ------------------------
                                       Number of    Preferred
                                        Shares       Stock
                                     -----------  ------------
Balances at March 31, 1996                   -            -

Issuance of Series A Preferred
  Stock                                      -            -

Exercise of warrants                         -            -

Shares issued for purchase of
  CCMS                                       -            -

Shares issued for purchase of
  Enterprise                                 -            -

Adjustment to purchase price
  of Starcom acquisition                     -            -

Cashless exercise of employee
  stock options                              -            -

Stock issuance for settlement of
  accounts payable                           -            -

Shares issued from conversion
  of Series A Preferred Stock                -            -

Shares issued for the conversion
  of convertible debt to Common
  Stock                                      -            -

Shares issued for the conversion
  of shareholder notes to Common
  Stock                                      -            -

Deferred interest payable in Common
  Stock                                      -            -

Conversion of Series A to Series
  C Preferred Stock                          789          1

Redemption of Series A
  conversion fractional shares               -            -

Deferred accretion on Series A
  and Series C Preferred Stock               -            -

Amount paid in Common Stock
  related to stated accretion and put
  options on Series A and Series
  C Preferred Stock                          -            -

Preferred stock dividend                     -            -

Net loss                                     -            -

Foreign currency translation
  adjustment                                 -            -
                                         --------     ------
Balances at March 31, 1997 carried            789     $    1
  forward



                                           Common Stock                                                       Foreign
                                   ---------------------------    Additional                                 Currency
                                    Number of        Common        Paid-in     Accumulated     Deferred     Translation
                                      Shares          Stock        Capital       Deficit       Accretion    Adjustment     Total
                                   -------------------------------------------------------------------------------------------------
Balances at March 31, 1996            12,451,815      12,451      23,169,510       (4,309,853)          -          -     18,872,108

Issuance of Series A Preferred
  Stock                                     -           -        11,183,605              -              -          -     11,183,605

Exercise of warrants                    178,876         179         414,520              -              -          -        414,699

Shares issued for purchase of
  CCMS                                  587,612         588       2,647,339              -              -          -      2,647,927

Shares issued for purchase of
  Enterprise                          2,276,200       2,277       8,665,493              -              -          -      8,667,770

Adjustment to purchase price
  of Starcom acquisition               (362,500)       (363)     (1,449,637)             -              -          -     (1,450,000)

Cashless exercise of employee
  stock options                         314,125         314            (314)             -              -          -            -

Stock issuance for settlement of
  accounts payable                       98,595          99         278,349              -              -          -        278,448

Shares issued from conversion
  of Series A Preferred Stock         1,032,485       1,032          (1,032)             -              -          -            -

Shares issued for the conversion
  of convertible debt to Common
  Stock                                 487,694         488       1,226,396              -              -          -      1,226,884

Shares issued for the conversion
  of shareholder notes to Common
  Stock                                 116,162         116         232,208              -              -          -        232,324

Deferred interest payable in Common
  Stock                                     -           -           847,000              -              -          -        847,000

Conversion of Series A to Series
  C Preferred Stock                         -           -                (1)             -              -          -            -

Redemption of Series A
  conversion fractional shares              -           -           (52,000)             -              -          -        (52,000)

Deferred accretion on Series A
  and Series C Preferred Stock              -           -         1,312,469              -       (1,312,469)       -            -

Amount paid in Common Stock
  related to stated accretion and put
  options on Series A and Series
  C Preferred Stock                         -           -           736,017              -                         -        736,017

Preferred stock dividend                    -           -               -         (2,126,486)     1,312,469        -       (814,017)

Net loss                                    -           -               -        (25,600,116)                      -    (25,600,116)

Foreign currency translation
  adjustment                                -           -               -                -              -      456,976      456,976
                                     ----------    --------    ------------    -------------    -----------  ---------  -----------
Balances at March 31, 1997 carried   17,181,064    $ 17,181    $ 49,209,922    $ (32,036,455)           -    $ 456,976  $17,647,625
  forward

                                  INDENET, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 1998 and 1997



                                    Series C Preferred Stock  Common Stock
                                   ------------------------- --------------
                                    Number of    Preferred    Number of
                                      Shares       Stock        Shares
                                   ------------ ------------ --------------


Balances at March 31, 1997
     brought forward                       789            1    17,181,064

Conversion of Series B Preferred
     Stock to Common Stock                   -            -       392,452

Repurchase of Series C Preferred
     Stock                                (789)          (1)      591,705

Cashless exercise of employee
     stock options                           -            -       152,571

Purchase and cancellation of
     treasury shares                         -            -      (265,745)

Amount to be paid in Common
     Stock related to stated accretion
     on Series A and Series C
     Preferred Stock                         -            -             -

Warrants issued in connection with
    subordinated debentures

Preferred stock dividends                    -            -             -

Net income                                   -            -             -

Foreign currency translation
     adjustment                               -           -             -
                                   ------------ ------------ -------------

Balances at March 31 1998                    -          $ -    18,052,047
                                   ============ ============ =============


                                       Common Stock                                                      Foreign
                                    -----------------     Additional                                    Currency
                                         Common            Paid-in        Accumulated     Deferred     Translation
                                          Stock            Capital          Deficit       Accretion    Adjustment     Total
                                    --------------------------------------------------------------------------------------------

Balances at March 31, 1997
     brought forward                       $  17,181      $49,209,922   $ (32,036,455)             -    $ 456,976    17,647,625

Conversion of Series B Preferred
     Stock to Common Stock                       393             (371)              -              -            -            22

Repurchase of Series C Preferred
     Stock                                       592       (6,574,649)              -              -            -    (6,574,058)

Cashless exercise of employee
     stock options                               152             (152)              -              -            -             -

Purchase and cancellation of
     treasury shares                            (266)        (549,734)              -              -            -      (550,000)

Amount to be paid in Common
     Stock related to stated accretion
     on Series A and Series C
     Preferred Stock                               -          366,233               -              -            -       366,233

Warrants issued in connection with
    subordinated debentures                                   961,030                              -            -       961,030

Preferred stock dividends                          -                -        (392,233)             -            -      (392,233)

Net income                                         -                -       2,554,890              -            -     2,554,890

Foreign currency translation
     adjustment                                    -                -               -              -     (119,571)     (119,571)
                                           ----------    ------------   -------------     ----------- -----------  ------------

Balances at March 31 1998                  $   18,052    $ 43,412,279   $ (29,873,798)    $        -    $ 337,405  $ 13,893,938
                                           ==========    ============   =============     =========== ===========  ============




          See accompanying notes to consolidated financial statements

                                INDENET, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       For the Years Ended
                                                                                             -------------------------------------
                                                                                                1998                      1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                        -----------             -------------
    Net income/(loss)                                                                        $ 2,554,890             $ (25,600,116)
    Adjustments to reconcile net income/(loss) to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                                         3,038,729                 5,992,944
         Amortization of deferred interest                                                           -                     847,000
         Non-cash write-down of assets                                                         5,408,350                       -
         Provision for restructuring charges                                                         -                  17,781,415
         Gain on sale of subsidiaries                                                        (10,412,442)                  (30,466)
         Gain on extinguishment of debt                                                           (2,986)                      -
         Loss on sale of marketable securities                                                   501,607                       -
         Gain on sale of building and other property and equipment                               (38,410)                 (143,216)
         Unrealized loss on notes receivable due to foreign exchange                             148,605                       -
         Allocation of loss to minority interest                                                     -                    (731,910)
         Changes in operating assets and liabilities:
           Restricted cash                                                                       214,876                   185,190
           Accounts and other receivables                                                         18,209                (1,491,085)
           Inventories                                                                            53,153                   332,334
           Prepaid expenses                                                                      494,127                  (466,870)
           Other assets                                                                         (111,724)                  189,209
           Accounts payable and accrued expenses                                              (1,089,175)                2,537,615
           Deferred income                                                                        29,870                  (293,250)
           Other long-term liabilities                                                           767,995                    87,983
                                                                                             -----------             -------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                                      1,575,674                  (803,223)
                                                                                             -----------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                        (646,669)               (1,855,507)
    Capitalized software development costs                                                    (2,159,782)               (4,565,053)
    Advances on notes receivable                                                                 429,490                       -
    Deferred financing costs                                                                    (595,595)                 (456,950)
    Net proceeds from sale of building and other property and equipment                          598,202                 1,326,890
    Net proceeds from sale of subsidiaries                                                    13,495,794                 5,250,000
    Proceeds from sales of marketable securities                                              (3,932,625)                      -
    Acquisitions net of cash received                                                         (4,896,596)              (11,036,522)
    Cash of acquired businesses                                                                  120,600                   933,550
    Cash of divested business                                                                    (42,451)                 (451,872)
                                                                                             -----------             -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            9,106,619               (10,855,464)
                                                                                             -----------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capitalized leases and notes payable                                         (7,119,659)               (6,931,447)
    Repayment of notes payable to related parties                                             (4,819,518)               (3,670,038)
    Proceeds from notes payable                                                               11,690,916                 9,859,140
    Proceeds from issuance or exercise of warrants and options                                         -                   414,699
    Net proceeds from private placements                                                               -                11,183,606
    Repurchase of Series C preferred stock                                                    (6,574,055)                        -
    Purchase and cancellation of treasury stock                                                 (550,000)                  (52,000)
    Dividends on preferred stock                                                                 (26,000)                  (78,000)
                                                                                             -----------             -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           (7,398,316)               10,725,960
                                                                                             -----------             -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               3,283,977                  (932,727)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                  2,885,406                 3,818,133
                                                                                             -----------             -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                        6,169,383                 2,885,406
                                                                                             ===========              ============
Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE YEAR FOR:
    Interest                                                                                     857,074                 1,463,411
    Income taxes                                                                                   3,910                   264,297

See accompanying notes to consolidated financial statements

Supplemental Disclosure of Noncash Investing and Financing Activities

During the year ended March 31, 1998, the company entered into an agreement with a creditor of the company, to reduce their note payable by $15,000 of principal and $12,246 of related interest due to an acceleration of payment.
During the year ended March 31, 1998, the Company incurred capital lease obligations of $2.6 million.
During the year ended March 31, 1998, the Company increased its hedging loss by $1.3 million, with an offset to Restricted Cash. In March 1998, the loan and the restricted cash was reduced by $2.6 million.
Effective April 1, 1997, in connection with a Share Purchase agreement with United News and Media Plc ("UN&M") the Company acquired Media Information Services Limited ("MIS") from United in exchange for $1,300,000 in cash and a note payable of $1,000,000.
Effective March 31, 1998, in connection with a Share Purchase agreement with Boss Associates Limited, ("Boss") the Company received assets of approximately $981,000 and assumed liabilities of approximately $788,000 in exchange for $1,900,000 in cash and notes payable of $1,500,000.
During the year ended March 31, 1998, the Company recorded deferred accretion charges of $86,000 related to Series A Preferred Stock and $280,233 related to Series C Preferred Stock.
At March 1998, the Company revalued marketable securities to their fair market value and recognized a loss of $465,000.
Effective May 16, 1996, in conjunction with an Agreement and Plan of Merger with Cable Computerized Management Systems, Inc., ("CCMS") the Company received assets of approximately $568,000 (including cash of $276,779) and assumed liabilities of approximately $366,000 in exchange for $1,036,522 in cash and 587,612 shares of the Company's common stock valued, for book purposes, at $4.48 per share.
Effective May 24, 1996, in connection with a Share Purchase Agreement with
    Enterprise Systems Group Limited, ("Enterprise") the Company received assets of approximately $16,961,000 (including cash of $656,771) and assumed liabilities of approximately $8,281,000 in exchange for $10,000,000 in cash, notes payable of $5,000,000, and 2,276,200 shares of the Company's common stock valued, for book purposes, at $3.81 per share.
In July 1996, the holder of convertible debt converted debt of $1,215,000 and accrued interest of $11,884 into 487,694 shares of common stock valued at $2.51 per share, its then fair market value.
During the year ended March 31, 1997, the Company issued 98,595 shares of common stock as payment for accounts payable totaling $278,448.
During the year ended March 31, 1997, the Company recorded deferred interest of $847,000 related to the placement of convertible notes totaling $5.5 million. The amount was fully amortized and charged to interest expense during the same period.
During the year ended March 31, 1997, the Company recorded deferred dividends of $1,312,469 related to the issuance of convertible Series A Preferred Stock. The amount was recognized as dividends in full during the same period.
During the year ended March 31, 1997, the Company recorded $736,017 of accretion, to be paid in Common Stock, related to Series A Preferred Stock. During the year ended March 31, 1997, the Company issued 116.162 shares of common stock valued at $2.00 per share, its then fair value, from conversions of $232,324 of shareholder notes.
Effective March 24, 1997, in connection with the sale of the Company's 66.67% interest in Channelmatic, Inc., the Company divested assets of approximately $6,026,000 (including cash of $451,872) and liabilities of approximately $4,030,000 in exchange for $5,250,000 in cash, $2,841,394 in notes receivable from and $2,841,262 of a short-term equity investment in LIMT AB.


See accompanying notes to consolidated financial statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of IndeNet, Inc. and Subsidiaries (the "Company") and its wholly-owned subsidiaries Mediatech, Inc. ("Mediatech") (since its acquisition on February
3, 1995), Starcom Television Services, Inc. ("Starcom") (since its acquisition on February 7, 1996), Cable Computerized Management Systems, Inc. ("CCMS") (since its acquisition on May 16, 1996), Enterprise Systems Group, Ltd. ("Enterprise") (since its acquisition on May 24, 1996), Media Information Services, Ltd. ("MIS") (since its acquisition April 2, 1997), Boss Associates, Ltd. ("Boss") (since its acquisition on March 31, 1998) and its
66.67% subsidiary Channelmatic, Inc. ("Channelmatic") (since its acquisition on November 27, 1995). The Company's interest in Channelmatic was sold on March
24, 1997, effective for accounting purposes on March 31, 1997. In addition, the Company sold its interest in Mediatech and Starcom on July 18, 1997. All material intercompany transactions and balances have been eliminated.

ORGANIZATION AND BUSINESS

         The Company, a Delaware corporation, designs, develops, sells and supports traffic, billing, revenue and program management software products for the management of television and radio advertising time and programming. It also was a provider of television advertisement delivery services for national advertisers and programmers. Until the sale of the Company's interest in Channelmatic on March 24, 1997, it also developed, assembled, and distributed software and hardware for advertising insertion into television programming. The Company believes that all of its current operations should be considered one business segment. The Company's customers are located throughout the world and are serviced by operating facilities located in Colorado Springs, Colorado; Thames Ditton, England; Sydney, Australia; Johannesburg, South Africa; Auckland, New Zealand; and Grand Rapids and Livonia, Michigan.

TRANSLATION OF FOREIGN CURRENCIES

         The functional currency of the Company's foreign subsidiaries is the local currency. The assets and liabilities of subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Income and expense items are translated using the average exchange rate during the year. Cumulative translation adjustments are reflected as a separate component of stockholders' equity, until there is a realized gain or loss of the investment in the foreign operations, in which case the transaction gains and losses are included in results of operations.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY AND EQUIPMENT

         Depreciation of property and equipment is provided using the straight-line method. The estimated useful lives are as follows:

         Building and improvements                   10-20 years
         Equipment                                     3-7 years
         Furniture and fixtures                        5-7 years
         Vehicles                                        4 years

         Leasehold improvements are written-off over their estimated useful life or the life of the related lease, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

         Software development costs related to the Company's software products are capitalized upon the establishment of technological feasibility until ready for sale. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies. At each balance sheet date, using an undiscounted cash flow method, the Company evaluates whether events and circumstances warrant revised estimates of amortization and whether capitalized software development costs have a continuing value.

         Amortization of capitalized software development costs is provided on a product-by-product basis computed on the straight-line method over the estimated useful life of the products not to exceed five years, which is not significantly different from the estimated revenue stream to be generated. The Company wrote off capitalized development costs of $2.8 million and $13.1 million during the fiscal years ended March 31, 1998 and 1997, respectively. Approximately $2 million of the 1998 write off was recorded in the fourth quarter. The Company wrote-down those assets as it determined that the carrying value of those assets would not be recoverable due to management's change in product strategy.

         All other research and development costs are charged to research and development expense in the period incurred.



GOODWILL

         Goodwill represents the excess of cost over the fair value of the identifiable net assets acquired in connection with the acquisitions of Mediatech, Channelmatic, Starcom, CCMS, MIS and Boss. Goodwill is amortized on a straight-line basis over periods ranging from 7 to 20 years. During fiscal 1997, the Company wrote-off goodwill of $2.5 million related to the acquisitions of Mediatech and Starcom. The Company wrote-down the goodwill as it determined that the carrying value of these assets would not be recoverable due to changes in the business affecting its valuation. In determining the amount of the impairment loss, the fair value of the asset was calculated as the sum of the undiscounted cash flows estimated to be generated from the utilization of the respective assets.

         At each balance sheet date, using an undiscounted cash flow method, the Company evaluates whether events and circumstances warrant revised estimates of amortization and whether the respective goodwill has a continuing value.

CUSTOMER LIST

         Customer List represents an identifiable intangible asset acquired in connection with the acquisition of Enterprise. The Customer List is supported by long-term contracts held by Enterprise.
Customer List is being amortized on a straight-line basis over 15 years.

         At each balance sheet date, using an undiscounted cash flow method, the Company evaluates whether events and circumstances warrant revised estimates of amortization and whether the Customer List has a continuing value.

REVENUE RECOGNITION

         Revenue is recognized at the time products are shipped to or installed with the customer or at the time services rendered are completed.

DEFERRED INCOME

         Deferred income represents amounts received for products or services not yet supplied at the balance sheet date.

INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

EARNINGS OR LOSS PER SHARE

         Basic earnings or loss per share is calculated by taking the net income or loss minus preferred stock dividends divided by the weighted average number of common shares outstanding. Dilutive earnings per share recognizes common stock equivalents, such as stock options, warrants and convertible preferred stock in determining the amount of common shares outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, accounts receivable, trading equity securities, accounts payable, accrued expenses, and notes payable approximates fair value due to the short maturities of these instruments. The fair value of the Company's notes receivable and long-term debt is estimated based on the quoted market price for the same or similar financial instruments issued, or on the current rates offered to the Company for financial instruments of the same remaining maturities.

STOCK-BASED COMPENSATION

         The Company utilizes the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

RECLASSIFICATIONS

         Certain reclassifications have been made to the consolidated financial statements in prior years to conform to the current year's presentation.


2.       ACQUISITIONS AND SALES OF ASSETS

         BOSS ASSOCIATES, LTD.

         Effective March 31, 1998, the Company completed its acquisition of Boss for approximately $3.4 million. Under the terms of the agreement, the Company paid approximately $1.9 million in cash and issued promissory notes for the remainder of the purchase price. The promissory notes are payable in quarterly installments including interest at 8% per annum beginning June 30, 1998 and maturing March 31, 2000. The acquisition was accounted for as a purchase. Based on appraised value, a portion of the purchase price was allocated to purchased in process research and development. The preliminary allocation resulted in a pre-tax charge of approximately $2.2 million to the Company's operations in the fourth quarter of fiscal 1998. In connection with the acquisition, the Company recorded goodwill of approximately $1.2 million. The goodwill is being amortized on a straight-line basis over 20 years.

         MEDIA INFORMATION SERVICES, LTD.

         In April 1997, the Company completed its acquisition of MIS for approximately $2.3 million. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company signed a system support management contract and licensing agreement for a period of seven years. Based on appraised value, a portion of the purchase price was allocated to purchased in process research and development which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $847,000. Approximately $1.4 million was recorded as goodwill with this acquisition. The goodwill is being amortized on a straight-line basis over a 7 year period.

         STARCOM

         On February 7, 1996, the Company acquired 100% of the common stock of Starcom for 637,500 shares of the Company's restricted common stock. The restricted common stock was valued for book purposes at $4.00 per share (which price represented approximately 70% of the average quoted price of the Company's common stock at the time of acquisition), which management believes was its fair value.

         The acquisition was accounted for as a purchase. The results of operations of Starcom are included in the accompanying consolidated statement of operations as of the date of acquisition through its subsequent sale date of July 18, 1997. The excess purchase price over the fair value of the identifiable net assets acquired was $4.9 million, of which $2.9 was allocated to purchased equipment and $2.0 million to goodwill. The purchased equipment was being amortized on a straight-line basis over five years and goodwill on a straight-line basis over 20 years. On April 1, 1997, Starcom and Mediatech were merged to form Starcom Mediatech, Inc. On July 18, 1997, all of the stock of Starcom Mediatech, Inc. was sold. See the following discussion on the sale of Mediatech for further discussion of the sale of Starcom.

         MEDIATECH

         On July 18, 1997, the Company sold all of the issued and outstanding shares of capital stock of StarCom Mediatech, Inc. to Digital Generation Systems, Inc., a California corporation ("Digital"). The initial consideration paid by Digital for the shares consisted of the following: (1) $13.75 million in cash; (2) 324,355 restricted shares of Digital common stock valued at $1.6 million; (3) Digital's Subordinated Promissory Note, dated July 18, 1997 ("Subordinated Note") in an adjusted amount of $1.6 million; and (4) assumption of an aggregate of $2.2 million owed by the Company to Thomas H. Baur, Chairman of Mediatech and a director and stockholder of the company. The Subordinated
Note is payable in installments of $150,000 plus accrued interest on December 31, 1997, June 30, 1998, December 31, 1998 and June 30, 1999, with the remaining installments payable on the last day of each successive calendar quarter thereafter until fully paid on March 31, 2001. The Company recorded a gain with respect to this transaction of $9.9 million and is included in gain on disposal of discontinued operations in the accompanying consolidated statement of operations. The net assets of Starcom Mediatech were approximately $6.9 million at March 31, 1997.

         CHANNELMATIC

         On March 24, 1997, the Company sold its 66.67% interest in Channelmatic to Limt Local Insertion Media Technology AB, a Swedish corporation ("LIMT") for $10.91 million. The total consideration consisted of (i) $5.25 million in cash;
(ii) 237,000 shares of LIMT capital stock; (iii) LIMT's Convertible Subordinated Debenture, dated May 1, 1997, in the amount of SEK (Swedish Krona) 10,697,500 ("Note 1"); and (iv) LIMT's Subordinated Debenture, dated May 1, 1997, in the principal amount of SEK 10,696,494 ("Note 2"). Based on the conversion rate in effect between the United States dollar and SEK, Note 1 and Note 2 had an aggregate principal balance of U.S. $2.8 million at the time of sale. The 237,700 shares of LIMT stock were valued at $2.84 million, which management believed was its fair value. The two notes bear interest at a rate of 5.5% per annum, with interest payable quarterly. The entire principal balance of Note 1 is due and payable on April 30, 2000. Note 1 provides that its outstanding principal balance, together with any accrued interest thereon, may be prepaid, in full or in part, at any time prior to December 31, 1998. After December 31, 1998, Note 1 will be convertible at the option of the Company into shares of common stock of LIMT at the rate of one share for each SEK 90 of principal amount to be converted. Commencing June 30, 1997, Note 2 is payable in 12 quarterly equal principal installments of SEK 891,372 plus interest. Note 2 may be prepaid at any time. If the entire principal balance of Note 2 is prepaid in full prior to December 31, 1998, such prepayment may be made in the amount of 80% of the then unpaid principal balance, plus accrued but unpaid interest. In the event of a default in payment under Note 2, in addition to any other available remedies, the holder of Note 2 may convert the unpaid portion of the Note into LIMT's common stock at a conversion rate equal to 80% of the conversion rate applicable under Note 1. Note 2 is convertible at the option of the Company into shares of common stock of LIMT at the rate of one share for each SEK72 of principal amount to be converted.

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

         In September 1997, the Company sold its investment in the common stock of LIMT for approximately $1.8 million. A corresponding $501,607 loss on sale of marketable equity securities is recorded as other income (expense) in the accompanying consolidated statement of operations.


         CCMS

         On May 16, 1996 the Company completed the acquisition of CCMS for a purchase price of $4.8 million. The acquisition was effected through the merger of CCMS into a newly formed wholly owned subsidiary of the Company. The acquisition was funded through a cash payment of $1.0 million and the issuance of 587,612 unregistered shares of the Company's common stock to the CCMS shareholders. The shares are subject to certain "dribble-out" provisions through May 1998. The number of shares issued to the CCMS shareholders was based on the existing trading price of the Company's common stock, approximately $6.40 per share, discounted by 30%, which management believes was its fair value.

         The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets of $3.6 million is included in Goodwill and is being amortized over 20 years. The results of operations of CCMS are included in the accompanying consolidated statement of operations as of the date of acquisition.

         ENTERPRISE

         On May 24, 1996, the Company completed the acquisition of Enterprise, a private company incorporated in England and Wales for a purchase price equal to $27.3 million. The acquisition was funded through (i) a cash payment of $10.0 million (ii) the issuance of $5.0 million in promissory notes ("the Enterprise Notes") and (iii) the issuance of 2,276,200 shares of Common Stock, valued at $5.44 per share, which management believes was its fair value. The Enterprise Notes earn interest at a rate of 8% per annum, mature May 31, 2000, and require equal quarterly payments of principal commencing on November 30, 1996. Effective November 24, 1996, the Enterprise Notes were convertible into the Company's common stock at the holders' option at a conversion price of 150% of the Share Price. The holders of the common stock issued in this acquisition have certain demand and piggy-back registration rights. In connection with the acquisition of Enterprise, the Company elected two designees of the former Enterprise shareholders to the Company's Board of Directors. During fiscal 1997, note holders converted $232,324 of principal into 116,162 shares of the Company's common stock. The Company had not made the scheduled note payments beginning November 1996 through May 1997. During September 1997, the Company paid off the Enterprise Notes in their entirety for $4.47 million in cash; resulting in a gain on retirement of debt of $775,000. The gain is included in "gain on extinguishment of debt" in the accompanying consolidated statements of operations.

         The acquisition was accounted for as a purchase. A portion of the purchase price, $15.0 million, was allocated to customer list and is being amortized over 15 years. The customer list is supported by long-term contracts held by Enterprise. The results of operations of Enterprise are included in the accompanying consolidated statement of operations as of the date of acquisition.

3.       RESTRICTED CASH

         At March 31, 1997, the Company had $1.5 million in a restricted account to be used as an offset for a corresponding current liability of $1.3 million. The liability represented a hedging facility to mitigate the Company's exposure to currency fluctuations between the United States dollar and British pound. The liability was paid off during March 1998, and accordingly, the restrictions placed on the cash were removed. The Company is currently reviewing various strategies to hedge against possible reductions in values of certain anticipated foreign cash flows.

4.       INVENTORY

         Inventories at March 31, 1998 and 1997 were $0 and $311,434, respectively, and consisted principally of raw materials.

5.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and consist of the following:


                                                         March 31,         March 31,
                                                            1998             1997
         ----------------------------------------------------------------------------
           Equipment                                    $ 3,682,959      $14,597,567
           Leasehold improvements                            21,160          391,862
           Furniture and fixtures                           369,496          154,179
           Vehicles                                         390,297          482,068
         ----------------------------------------------------------------------------
                                                          4,463,912       15,625,676
           Less accumulated depreciation and
                amortization                              1,321,251        3,753,089
         ----------------------------------------------------------------------------
           Property and equipment, net                  $ 3,142,661      $11,872,587
         ============================================================================

         Depreciation and amortization related to property and equipment for the years ended March 31, 1998 and 1997 was $1.2 million and $3.5 million, respectively.

\

6.        NOTES PAYABLE, LONG-TERM DEBT AND LINES-OF-CREDIT

                                                                                     March 31,      March 31,
                                                                                       1998           1997
           ---------------------------------------------------------------------------------------------------
           Notes payable - former shareholders of Mediatech; bearing interest at
                8.0%; one note due in monthly installments of $40,658 through
                November 2002. This note was paid off in July 1997; other notes due in aggregate quarterly installments of $4,587
                through February 2005 when remaining principal is due; unsecured      172,123        2,248,564
           Notes payable  -  former shareholders  of Enterprise;  bearing interest at 8.0%;  due in  quarterly  installments  in 1997 of
                $447,214  and $3,483 in 1998  through  May 2000,  secured by a
                nominal percentage of the capital stock of Enterprise                  37,788        4,767,676
           Line of  credit,  interest  at the  bank's  prime  rate plus  2.25%
                (10.75% at March 31, 1997). Interest is due monthly. The maximum amount available under the agreement is the lesser of $2,925,000 or 80% of the eligible unbilled accounts receivables plus the lesser of $600,000 or 80% of the eligible unbilled accounts receivable, as specified in the agreement.  The  line  is
                secured  by  substantially  all the assets of Mediatech.                    -        2,191,213
           Note payable - bank, bearing interest at prime plus 2.25% (10.75% at
                March 31, 1997); payable in monthly installments through March
                1, 2002. The line is secured by substantially all the assets of
                Mediatech.                                                                  -        2,458,333
           Various  notes  payable to  vendors,  interest  ranging  from 0% to
                21.07%,  monthly  payments  ranging  from $400 to $7,000,  due
                through September 1999.                                                     -          309,447
           $3,000,000 Convertible note - See Note 10                                        -        1,785,000
           $2,500,000 Convertible note - See Note 10                                        -        2,500,000
           Line of credit,  interest at the bank's base rate plus 2% (9.25% at
                March 31, 1998).  Borrowings  may not exceed  $1,255,950.  The agreement is  renewable  on May 31, 1998.  The line is secured
                by the assets of Enterprise.                                        1,255,950        1,237,500
           Line of credit,  bearing  interest  at the bank's base rate plus 2%
                (9.25%  at  March  31,  1998).   Borrowings   may  not  exceed
                $1,675,000.  The  agreement  is  renewable on May 31, 1998 and is  subject  to  renewal.  At March 31,  1998,  $1,052,799  in borrowing  capacity  remained  available.  The line is secured
                by the assets of Enterprise.                                          622,201        1,401,496
           Hedging loan,  bearing interest at LIBOR plus 1% (7.1% at March 31,
                1997);  due June 30, 1997,  secured by a like amount  included
                in Restricted Cash (See Note 3).                                            -        1,300,026
           Note  payable - bank,  bearing  interest  at bank's  base rate plus
                2.5% (9.5% at March 31, 1998); due in quarterly installments of
                $61,875 through May 1998; secured by the assets of Enterprise.         62,798          307,733

6.       NOTES PAYABLE, LONG-TERM DEBT AND LINES-OF-CREDIT (CONTINUED)

                                                                             March 31,          March 31,
                                                                               1998               1997
         ------------------------------------------------------------------------------------------------
         Note payable - bank, bearing interest at bank's base rate plus 2%
              (8.0% at March 31, 1997); due in quarterly installments of
              $165,000 through May 1998; secured by the assets of
              Enterprise.                                                              -          495,000
         Note payable - bearing  interest  at 6%,  due  September  1998, interest payable  quarterly in cash or the Company's common
              stock.  See Note 10                                                810,000                -
         Note payable - with notional value of $9,000,000 bearing no interest,
              due in annual  installments of $334,920 through April 2000       1,004,760                -
         Note payable  -  bearing  interest  at 14.5%  due  March  2003, interest  payable  monthly,  secured  by all  assets of the
              Company.                                                         8,038,970                -
         Note payable  -  Founders  of Boss  Associates,  Ltd.,  bearing interest  at 8%, due in  quarterly  installments  including
              interest of $204,492  secured by guarantee of IndeNet, Inc.      1,507,140                -
         Note payable - bank,  bearing  interest at bank's base rate plus
              2% (9.5% at March 31, 1999); due in quarterly  installments
              of $62,798 through March 2000                                      837,300                -
         -------------------------------------------------------------------------------------------------
         Notes payable                                                        14,349,030       21,001,988
         Less current portion                                                  4,284,156       15,933,637
         -------------------------------------------------------------------------------------------------
         Notes payable, less current portion                                 $10,064,874      $ 5,068,351
         =================================================================================================


         The carrying amount of the above debt instruments to third parties approximates the fair value of the instruments.

         As of March 31, 1998, the aggregate amounts of long-term debt maturing in succeeding years are as follows:


            Years ended
             March 31,      Related Parties            Other               Total
           ---------------------------------------------------------------------------

           1999                 $     779,637          $ 3,504,519        $ 4,284,156
           2000                       771,685              753,570          1,525,255
           2001                         8,924              334,920            343,844
           2002                         6,016                    -              6,016
           2003                         6,525                    -              6,525
           Thereafter               8,183,234                    -          8,183,234
           ---------------------------------------------------------------------------
                                $   9,756,021          $ 4,593,009        $14,349,030
           ===========================================================================


7.       CAPITAL LEASE OBLIGATIONS

         The following is a schedule of future minimum lease payments of capitalized leases, representing underlying property and equipment having a cost of $2.2 million, together with the present value of the net minimum lease payments as of March 31, 1998:

           Years ended March 31,
           ---------------------------------------------------------------
           1999                                                 $ 940,878
           2000                                                   694,119
           2001                                                   484,721
           2002                                                   362,235
           2003                                                   167,900
           Thereafter                                               4,880
           ---------------------------------------------------------------
           Total minimum lease payments                         2,654,733
           Less amount representing interest (effective
               interest ranging from 4% to 18.7%)                 468,946
           ---------------------------------------------------------------
           Present value of minimum capital lease
               obligations                                      2,185,787
           Less - current portion                                 785,475
           ---------------------------------------------------------------
           Capital lease obligations, net of current
               portion                                         $1,400,312
           ===============================================================


8.       INCOME TAXES

         At March 31, 1998 and 1997 the Company (excluding Channelmatic) has net operating loss carryforwards of $18.5 million and $19.8 million, respectively for federal income tax purposes of which $2.7 million is subject to a separate return limitation. The carryforwards expires in varying amounts and years through 2012. These loss carryforwards give rise to a deferred tax asset of $6.3 million and $8.2 million at March 31, 1998 and 1997, respectively. The Company has determined that it is more likely than not that the deferred tax asset will not be realized and accordingly, a valuation allowance has been recorded. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. An income tax benefit for fiscal 1997 primarily represents the reversal of a deferred tax liability, in connection with the write-off of capitalized software development costs which previously gave rise to the deferred tax liability. Income tax expense for fiscal 1998 represents state taxes for the various states in which the Company does business and federal alternative minimum tax.

         The Company's total deferred tax assets and valuation allowance consist of the following:


                                                      March 31, 1998       March 31, 1997
           -----------------------------------------------------------------------------------
           Loss carryforwards                            $6,300,000           $8,178,000
           Tax effects of temporary differences:
                Deferred revenue                                  -              836,000
                Accrued litigation                           11,000              221,000
                Accrued restructuring expenses               50,000              162,000
                Depreciation and amortization                60,000               49,000
                Accrued expenses                            179,000               20,000
           -----------------------------------------------------------------------------------
           Total deferred tax assets                      6,600,000            9,466,000
           Valuation allowance                           (6,400,000)          (9,300,000)
           -----------------------------------------------------------------------------------
           Net deferred tax assets                       $  200,000          $   166,000
           -----------------------------------------------------------------------------------

         The consolidated effective tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the indicated percentages:

                                                         March 31, 1998        March 31, 1997
           --------------------------------------------------------------------------------------
           Statutory U.S. federal benefit                       34%                  (34%)
           Goodwill amortization and write-offs not
             deductible for tax purposes                        24%                    8%
           Expenses related to convertible notes not
             deductible for tax purposes                         8%                    1%
           Taxable gain (loss) on sale of subsidiary
             stock not recognized for book                      50%                   (4%)
           Other                                                (2%)                   2%
           Change in valuation allowance                      (113%)                  22%
           --------------------------------------------------------------------------------------
           Effective tax rate                                    1%                   (5%)
           ======================================================================================


9.       REDEEMABLE PREFERRED STOCK

         On April 29, 1996, the Company completed a private placement under Regulation S of Series A Preferred Stock ("Series A") for $12.0 million. The net proceeds, after costs of approximately $800,000, were used primarily for the acquisitions of CCMS and Enterprise. The placement consisted of 1,200 shares of Series A stock with a 6% annual accretion. For accounting purposes, the accretion is being treated as a dividend. The Series A was convertible into common stock based on 85% of the average closing bid price of the Company's Common Stock for the five days immediately preceding the conversion date, but not to exceed $7.00 per share. The Common Stock carried registration rights and the Company had the option to repurchase the Series A at the time of conversion at an 18% premium to the principal amount and has the right to call the Series A at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of March 31, 1997, $2.9 million of the Series A plus accrued accretion had been converted, resulting in the issuance of 1,032,485 shares of the Company's Common Stock. Subsequent to March 31, 1998, the Company redeemed the remaining 190 shares of Series A for approximately $2.1 million in cash.

         Effective September 30, 1996, the Company and the holders of 76%, or $7.71 million of the then $10.2 million outstanding Series A agreed to exchange their shares for a new Series C Preferred Stock ("Series C"). Series C has the following features: conversion into common stock is fixed at $5.00 per share, no conversions can occur for six months, it is non-voting and bears an 8% accretion rate. For accounting purposes, the accretion is being treated as a dividend. After a six-month lock-up period, conversion into common stock is limited to 10% of Series C shares per month. Any Series C shares outstanding at September 30, 1999 shall be automatically converted into common stock at $5.00 per share. At the time of exchange, the holders also received common stock purchase warrants with an exercise price of $5.00; the number of which equaled 10% of the issue price of their Series C shares divided by $5.00. Up to 3.9% of the original Class C Preferred Stock issuance was convertible during the first 90 day period and up to 3.9% during the next 90 day period at a conversion price of $3.32 per share.

         From October 1, 1997 to January 31, 1998, the holders of the Series C shares were entitled to require the Company to redeem up to 25% per month of their remaining shares at a rate of 105% of each share plus accrued accretion for cash or common stock - at the Company's option - valued at market at the time of the redemption. During this period, the Company redeemed all of the 789 shares of Series C stock for approximately $6.6 million in cash, and the issuance of approximately 592,000 shares of common stock.

         Series B Preferred Stock ("Series B") provides monthly dividends of
1% of the Liquidation Preference ($3.00 per share). After July 1, 1997, the Series B were convertible at the option of the holder into common stock at a rate based on the quotient of $3.00 plus accrued dividends divided by the lesser of $3.00 or the average market value for the prior twenty consecutive business days preceding the redemption. On July 22, 1997 the holder of Series B elected to convert all 216,667 shares outstanding into 392,452 shares of common stock.

         During the year ended March 31, 1997, the Company recorded a deferred accretion charge of $1.3 million and fully amortized that amount into dividends. The deferred accretion amount related to the issuance of Series A. The amount represents an implied additional dividend rate of 12.3% based on the fair market value of the 85% conversion feature. The amount was amortized over the period from the issuance date through the date in which the preferred stock was first convertible into common stock.

         During the year ended March 31, 1998, the Company recorded deferred accretion charges of $86,000 related to Series A and $280,233 related to Series C and fully amortized the amounts into dividends. Cash dividends paid on Series B totaled $26,000.

10.      EQUITY

         Private Placements

         1) On February 28, 1996, the Company completed a private placement under Regulation D of 224,795 shares of its common stock for $1.0 million and a Convertible Note ("Note 2") for $3.0 million to a single accredited institutional investor. Note 2 accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's common stock at the Company's option and has a term of two years. The principal amount of Note 2, together with interest is convertible in ninety days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The Company shall have the right to convert all or part of Note 2 any time after 90 days from closing date into the underlying stock. In addition, Note 2 is redeemable for cash in whole or in part anytime after 90 days from closing in an amount equal to 122% of the principal balance of the Note.

         In July 1996, $1.2 million in principal of the $3.0 million convertible note plus accrued interest of $11,884 was converted into 487,694 shares of the Company's common stock.

         In May 1996, the Company completed a private placement under Regulation D of a $2.5 million Convertible Note ("the Note") to a single accredited institutional investor, used primarily for product development. The investor is the same investor with whom the Company completed a $4.0 million private placement on February 28, 1996. (See prior paragraph.) The Note accrues interest at a rate of 7% annually, payable quarterly in cash or the Company's common stock at the Company's option and has a term of two years. The principal amount of the Note, together with interest is convertible no later than 120 days subsequent to the offering at a conversion rate based on 82% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date. The Company has the right to convert all or part of the Note any time after 210 days from closing date into the underlying stock. In addition, the Note is redeemable for cash in whole or in part anytime after 120 days from closing in an amount equal to 122% of the principal balance of the Note.

         In connection with the issuance of these notes, the Company recorded a deferred interest charge of $847,000 and fully amortized that amount as a charge to interest expense during the year ended March 31, 1997. The amount of interest expense represents an implied discount rate of 15.4% based on the fair market value of the 82% conversion features of both the $3.0 million and $2.5 million notes, and was amortized over the period from effective date through the dates in which the notes were first convertible into common stock.

         On October 1, 1997, the Company entered into an agreement with the holder of the two convertible notes in the principal amount of $4.285 million, whereby the Company paid the holder $4.675 million in cash and issued a promissory note for $825,000, interest payable quarterly in arrears beginning December 31, 1997 at 6% per annum, and a balloon payment due on September 30, 1998. The Company recorded $799,000 in other expense as a result of the premium paid to purchase the notes. Subsequent to March 31, 1998, the $825,000 note payable was renegotiated and discounted to $810,000, including accrued interest and the Company paid the entire $810,000 note balance.

         2) In March 1998, the Company completed a private placement of a $15.0 million Subordinated Debentures ("Debentures") to a single institutional investor. The Debentures accrues interest at 14.5% per annum, payable monthly. The Debenture has two tranches, both maturing in April 1, 2003. Tranche A is for $9.0 million and Tranche B is for $6.0 million in the aggregate. Tranche A was funded at closing on March 26, 1998 to make certain acquisitions, redeem the outstanding shares of Series A stock, and for working capital. Tranche B will be funded for future acquisitions if the investor approves the acquisition. The Debenture has a prepayment penalty within the first three years equal to the interest the Company would have paid on the prepaid balance during the remainder of the first three years, discounted at the short term treasury rate at the time of prepayment.

         As part of this transaction, the investor received separate and detachable warrants to purchase the Company's common stock. The warrants, when exercised, will provide stock ownership in the Company of 3.5% at the time of exercise. The investor will receive 2.1% warrants with the funding of Tranche A, and 1.4% warrants with the funding of Tranche B. The exercise price will be $2.50 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. The warrants will expire ten years from the date of the final payment on the Debentures. The warrants were valued using a fair value based model at the date of issue to be amortized over the life of the loan.

Other Stock Issuances

         During fiscal 1997, in payment of $278,448 owed to two related party vendors, the Company issued 98,598 shares of its common stock. The common stock was issued at the fair value at the time of issuance.

Stock Options and Warrants

         The Company has a stock option plan for directors, officers, and employees, which provide for the grant of nonqualified stock options. The Board of Directors determines the option price (not to be less than fair market value) at the date of grant. Options granted generally vest over three months and expire five years from the date of grant.

         The following table summarizes the transactions related to the Company's stock option plan:


                                                                 Weighted-
                                                 Number of        Average             Aggregate
                                                  Shares       Exercise Price            Value
           Balance at March 31, 1996              1,391,459         2.32                3,228,890

           Options granted                        1,725,050         3.50                6,039,325
           Options exercised                       (590,678)        2.79               (1,649,155)
           Options expired                         (173,098)        2.64                 (456,127)
                                               --------------                    ------------------

           Balance at March 31, 1997              2,352,733         3.05               $7,162,933

           Options granted                          210,000         1.92                  403,625
           Option exercised                        (470,900)        2.17               (1,022,525)
           Options expired                       (1,166,000)        4.19               (4,889,299)
                                               --------------                    ------------------

           Balance at March 31, 1998                925,833        $1.79                1,654,734
                                               ==============                    ==================

           Options exercisable (vested) at
                March 31, 1998                      925,833                             1,654,734
                                               ==============                    ==================


         All options issued during the fiscal years ended March 31, 1998 and 1997 had exercise prices that were at fair market value at the grant date.

         During fiscal 1998, various employees of the Company effected the cashless exercises of a total of 570,900 options at exercise prices ranging from $1.63 to $2.25 per share, resulting in the issuance of 152,834 shares of common stock.

         During fiscal 1997, various employees of the Company effected the cashless exercises of a total of 590,678 options at exercise prices ranging from $1.25 to $3.25 per share, resulting in the issuance of 314,125 shares of common stock.

         The Company's Board of Directors granted 1,500,000 options to employees and directors in February 1998. This grant exceeds the number of available options under the existing plan provisions. Accordingly, these options are contingent upon the Company amending the Stock Option Plan to increase the number of shares allowed under the Plan. A special stockholders' meeting has been called to approve such an increase.

         The following table summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                   Weighted-
                                                 Number of          Average           Aggregate
                                                  Shares         Exercise Price          Value

           Balance at March 31, 1996                616,462            2.89              1,780,582

           Warrants granted                         455,829            4.28              1,952,003
           Warrants exercised                      (178,876)           2.32               (414,699)
           Warrants canceled or expired            (250,000)           3.10               (775,000)
                                               --------------                      -----------------

           Balance at March 31, 1997                643,415           $3.95             $2,542,886

           Warrants granted                         439,328            2.47              1,086,877
           Warrants exercised                             -               -                      -
           Warrants canceled or expired            (162,586)           3.00               (487,758)
                                               --------------                      -----------------

           Balance at March 31, 1998                920,157           $3.41              3,142,005
                                               ==============                      =================

           Warrants exercisable (vested) at
                March 31, 1998                      920,157           $3.41              3,142,005
                                               ==============                      =================

         The weighted-average fair value, which is defined as the excess of the weighted-average fair value over the exercise price, of options and warrants granted during the fiscal year ended March 31, 1997, was $0.80.

         During fiscal 1997, warrant holders exercised 178,876 warrants at exercise prices ranging from $1.33 to $3.00 per share for cash totaling $414,699.

         The Series B preferred stock was valued at $3.00 per share and provides for a 12% annual dividend, payable monthly for a period of up to five years. Commencing July 1, 1997, the Series B Convertible Preferred Stock ("Series B") was convertible into the Company's common stock for $3.00 per common share (i.e., one preferred share for one common share) or market, whichever is less. In connection with the issuances of Series B preferred stock, the holder received 212,586 warrants at an exercise price or $3.00 per share. During fiscal 1997, the holder exercised its rights for 50,000 warrants, resulting in $150,000 of proceeds to the Company. The remaining 162,586 warrants outstanding at March 31, 1997 expired in August 1997. In July 1997, the holders of Series B converted its 216,667 shares into 392,452 shares of common stock.

         All warrants issued during the fiscal years ended March 31, 1998 and 1997 had exercise prices that were at the fair market value at grant date.

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in fiscal 1998 and 1997 dividend yield of zero percent; expected volatility of 21 percent; risk-free interest rate of 6.00 percent in 1998, and 6.73% in 1997; and expected lives ranging between three and five years. Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for the fiscal years would have been reduced to the pro forma amounts indicated below:

           Net income (loss)                1998                1997
           ------------------------------------------------------------------
               As reported               $2,554,890         $(25,600,116)
               Pro forma                 $1,754,152         $(27,348,204)

           Earnings (loss) per
           share
           ------------------------------------------------------------------
               As reported                  $.12               $(1.73)
               Pro forma                    $.10               $(1.84)

         Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year; the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1997 that vested in 1997 and 1998. Further, the above table does not take into consideration 1,500,000 contingently issued stock options in fiscal 1998.

         The following table summarizes information about stock options and warrants outstanding at March 31, 1998:

                                                       Options and Warrants
                                     Number           Outstanding Weighted-
                Range of          Outstanding          Average Remaining           Weighted-Average
           Exercise Prices      and Exercisable        Contractual Life            Exercise Price
                                   at 3/31/98
           -----------------------------------------------------------------------------------------
               1.63 - 2.50               1,565,161                3.74                       2.12
               3.00 - 4.13                  25,000                 .84                       4.13
               5.00 - 7.00                 255,829                3.04                       6.00
           -----------------------------------------------------------------------------------------
                 1.63 - 7.00             1,845,990                3.71                       2.30
           =========================================================================================


11.      RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES

         On January 28, 1997, the Company announced the details of its business integration plan. The cost reduction phase of the plan included the consolidation of administrative functions within the Company, the merging of the five acquired businesses and start-up division into two operating divisions organized around core customers, and the centralization of research and development and marketing functions.

         Overall, the business integration plan called for a reduction in the number of facilities from 19 to 11 and the elimination of over 150 positions from the Company's workforce. The Company completed the major phase of the integration plan by March 31, 1997.

         In conjunction with the implementation of the business integration plan, the Company recorded a pre-tax special charge to earnings of $18 million in the third and fourth quarters of fiscal 1997. The charge is included in Restructuring, Impairment and Nonrecurring Charges and Loss from Operations from Discontinued Operations under in the accompanying consolidated statement of operations. Included in the charge are cash items such as severance and other employee costs of $1.0 million, lease obligations and other exit costs associated with facility closures of $.6 million and $.1 million of other costs related to the implementation of the business integration plan. Expenditures for the cash restructuring items were substantially completed during fiscal 1998.

         The non-cash items in the $18 million Restructuring, Impairment and Nonrecurring Charges include $16.7 million related to asset write-downs to net realizable value for disposals of excess facilities and equipment, write-offs of goodwill and capitalized software development costs. The Company wrote-down those assets due to (i) change in product strategy and (ii) a determination by management that the carrying value of the assets may not be recoverable. In determining the amount of the impairment loss, the fair value of the assets were calculated as the sum of the discounted cash flows estimated to be generated from the utilization of the respective assets.

         During fiscal 1998, the company incurred additional nonrecurring charges. The $5.9 million Restructuring, Impairment and Other Nonrecurring Charges include $2.8 million related to asset write-downs to net realizable value of capitalized software development costs. In addition, as previously discussed in Note 2, the Company wrote off approximately $2.2 million and $847,000 of purchased in process research and development in connection with the acquisitions of Boss and MIS, respectively.

12.      CUSTOMERS AND GEOGRAPHIC DATA

         There were no customers representing over 10% of the Company's business for 1998 or 1997.

         The Company's operations are conducted in the United States and international markets, principally in Europe, Australia, New Zealand, and South Africa. Information about the Company's domestic and international operations for each fiscal year is as follows:


                                                                    1998              1997
           ---------------------------------------------------------------------------------------
           Revenue:
                Domestic                                       $  12,848,543     $  14,559,304
                International (including U.S. exports)            11,327,193         8,830,827
           ---------------------------------------------------------------------------------------
                                                               $  24,175,736     $  23,390,131
           =======================================================================================
           Operating loss:
                Domestic                                       $   2,651,734     $   2,094,298
                International (including U.S. exports)            (3,759,999)      (12,892,250)
           ---------------------------------------------------------------------------------------
                                                                  (1,108,265)      (10,797,952)
                Unallocated expenses and eliminations             (3,323,022)       (9,285,705)
           ---------------------------------------------------------------------------------------
                                                               $  (4,431,287)    $ (20,083,657)
           =======================================================================================
           Identifiable assets:
                Domestic                                       $   5,810,843     $  17,843,847
                International                                      7,755,268         4,051,224
           ---------------------------------------------------------------------------------------
                                                                  13,566,117        21,895,071
                Corporate assets                                  25,392,740        30,898,236
           ---------------------------------------------------------------------------------------
                                                               $  38,958,851     $  52,793,307
           =======================================================================================

         Unallocated expenses and eliminations include corporate administrative expenses and eliminations of intercompany income and expenses. Identifiable assets are those used directly in the operations, and exclude non-operating, corporate and deferred tax assets. Sales between geographic areas are not material and are made primarily at cost plus a markup.

13.      NEW ACCOUNTING PRONOUNCEMENTS

         On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         During October 1997, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 97-2, Software Revenue Recognition. SOP 97-2 replaces the SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. Further, in order to recognize revenue for each element as delivered, stringent requirements for "vendor-specific objective evidence" must be met for each element's fair value, and no remaining undelivered elements can be essential to the functionality of the delivered elements. The SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties related to the outcome of these amendments, the impact on the future financial results of the Company is not currently determinable.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This Statement requires annual financial statement and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 and expects any impact to affect the Company's disclosure information and not its results of operations.

14.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                                              1998                 1997
           ------------------------------------------------------------------------------------
           Loss from Continuing Operations            $  (5,310,649)          $(20,572,301)

           Loss from Discontinued
             Operations                                  (1,024,903)            (5,027,815)
           Gain on Disposal of Discontinued
             Operations                                   8,890,442                      -
                                                      -----------------------------------------
           Net Income (Loss)                              2,554,890            (25,600,116)

           Dividend to Preferred Shareholders               392,233              2,126,486
                                                      -----------------------------------------

           Net Income (Loss) Allocable to Common
           Shareholders                               $   2,162,657           $(27,726,602)

           Weighted Average Shares                       17,598,839             16,022,847
           Effect of Dilutive Securities                    173,780                      -
                                                      -----------------------------------------
           Adjusted Weighted Average Shares              17,772,619             16,022,847
                                                      -----------------------------------------


15.      UNAUDITED PRO FORMA RESULTS OF OPERATIONS

         Condensed unaudited pro forma results of operations of the Company and Boss Associates, Ltd., as if the purchase occurred at the beginning of the fiscal years ended March 31, 1998 and 1997, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.

                                  UNAUDITED

                                                               Fiscal 1998      Fiscal 1997
           --------------------------------------------------------------------------------
           Revenue                                             $26,743,011     $27,043,641
           Loss from continuing operations                      (5,823,008)    (20,469,984)
           Net income (loss)                                     1,821,531     (25,497,799)
           Net income allocable to common shareholders             852,358     (27,761,391)
           Net loss from continuing operations per share
            - basic and diluted                                       (.35)          (1.41)


         Pro forma adjustments include adjustments to (i) reflect amortization of goodwill for Boss Associates, Ltd., (ii) reflect interest expense related to the notes payable to the former shareholders, and (iii) depreciation expense on property and equipment acquired.

         Condensed unaudited pro forma results of operations of the Company and Boss Associates, Ltd., as if the purchase occurred at the beginning of the fiscal year ended March 31, 1998 and as if the sale of Mediatech and Channelmatic occurred at the beginning of the fiscal year ended March 31, 1998 and 1997, respectively, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.



                                   UNAUDITED


                                                               Fiscal 1998      Fiscal 1997
           -----------------------------------------------------------------------------------
           Revenue                                            $26,743,011      $23,539,658
           Loss from continuing operations                     (5,823,008)     (18,236,269)
           Net income (loss)                                    3,756,945      (18,236,269)
           Net income (loss) allocable to
            common shareholders                                 2,787,772      (20,559,861)
           Net loss from continuing  operations per share -
           basic and diluted                                         (.35)           (1.25)


         For fiscal 1998, pro forma adjustments include (a) adjustments to reflect the elimination of amortization and depreciation of goodwill and basis step-up of equipment for Mediatech and (b) an adjustment to reflect the elimination of interest expense related to a note payable to the shareholders of Mediatech. For fiscal 1997, pro forma adjustments include (a) adjustments to reflect the elimination of amortization and depreciation of goodwill and basis step-up of equipment for Channelmatic and (b) an adjustment to reflect the elimination of interest expense related to the $5.6 million note payable to the minority shareholder of Channelmatic.

16.      COMMITMENTS, CONTINGENCIES AND LITIGATION

Leases

         The Company leases equipment and office and warehouse facilities under various operating lease agreements. In addition to monthly rentals, the Company is responsible for insurance, property taxes, utilities and normal maintenance of the facilities.

         Future minimum lease payments under non-cancelable operating leases as of March 31, 1998 are as follows:

                                                                     Total
           ------------------------------------------------------------------
           1999                                                     $ 477,012
           2000                                                       422,898
           2001                                                       388,551
           2002                                                       160,762
           2003                                                             -
           Thereafter                                                       -
           ------------------------------------------------------------------
                                                                   $1,449,223
           ==================================================================

         Rental expense on operating leases amounted to $377,220 and $2.0 million for the fiscal years 1998 and 1997, including $851,000 in fiscal 1997 for related party leases.

         The Company is subject to various lawsuits and claims arising out of the normal course of its business. In the opinion of management, the ultimate liability to the Company as a result of any legal proceedings will not have a material effect on the financial position of the Company.


17.      401(K) PLAN, PROFIT PARTICIPATION PROGRAM AND PENSION PLAN

         Starcom Mediatech had a 401(k) defined contribution plan covering substantially all of its full-time employees. Starcom Mediatech contributed a percentage of participants' contributed earnings to the plan. Contributions amounted to approximately $2,600 and $34,000 for the years ended March
31, 1998 and 1997, respectively.

         Starcom Mediatech also had a profit participation program whereby Starcom Mediatech will allocate a percentage of its pretax profits to eligible supervisors and managers of the Company. No amounts were allocated under this program for the years ended March 31, 1998, and 1997.

         Enterprise has a defined contribution pension plan. The assets of the plan are held separately at an independently administered fund. Contributions amounted to $579,519, and $272,572 for the years ended March 31, 1998 and 1997, respectively. Enterprise also has a discretionary profit sharing scheme whereby generally 10% of pre-tax earnings are paid to the certain Enterprise employees. The profit sharing amount paid to the employees for fiscal 1998 and 1997 was $364,528 and $114,112, respectively.

         CCMS has a profit sharing plan whereby generally 5% of the pre-tax profits excluding the profit sharing expense are paid to the employees of CCMS. The profit sharing amount for fiscal 1998 and 1997 was $31,575 and $19,996, respectively.

         CCMS has a 401(k) defined contribution plan covering substantially all of its full-time employees. CCMS contributes a percentage of the participants' earnings to the plan. Contributions amounted to approximately $13,000 for the year ended March 31, 1998.

18.      YEAR 2000 COMPLIANCE (Unaudited)

         During fiscal 1998, the Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company has to date carried out an in-house comprehensive review of its software products and liaised with its computer software and hardware suppliers. The review has identified the need for limited modifications which have been or are in the process of being made. Accordingly, the Company does not believe that any significant problems exist in its software products.

         The cost of the review and any modifications to date have amounted to approximately $127,000 in fiscal 1998. The Company is confident that the remainder of its software can be reviewed and modified, if necessary, for a cost of approximately $176,000. This work will be completed by the end of fiscal 1999. All costs incurred have been expensed.

                              INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
3.1 IndeNet, Inc. Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3
                              (File No. 333-1205)

3.2 IndeNet, Inc. Bylaws (Incorporated by reference to Exhibit No. 3.2 of registration statement on Form S-3 (File No. 333-1205)

4.1 Certificate of Designation of Series A Preferred Stock(Incorporated by reference to
                              Exhibit 4.1 of Registration Statement on
                              Form S-3 (File No. 333-1205)

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

27                            Financial Data Schedule