Form 10-Q/A
period 1997-06-30
INDENET INC
filed 1998-07-01
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------


                                   FORM 10-Q/A


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from           to
                                             ---------    ---------
                         Commission file number: 0-18034

                                  INDENET, INC.
               (Exact name of registrant as specified in charter)


Delaware                                                   68-0158367
-------------------------------------------------------------------------------
(State or other jurisdiction                               IRS Employer
of incorporation)                                          Identification No.)

               16000 Ventura Blvd., Suite 700, Encino, CA 91436
         ------------------------------------------------------------
                   (Address of principal executive office)


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

                                  Yes   X  NO
                                      ----   ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,573,516 Shares of Common Stock, Par Value $.001 as of August 8, 1997.

                                  INDENET, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION:


           Item 1.  Financial Statements:

                                                                                                             Page
                                                                                                              No.
                                                                                                              ---
                    Consolidated Balance Sheets --
                    June 30, 1997 and March 31, 1997......................................................     1

                    Consolidated Statements of Operations -- Three-months Ended June 30, 1997 and 1996....     3

                    Consolidated Statements of Changes in Stockholders'
                    Equity -- Three-months Ended June 30, 1997............................................     4

                    Consolidated Statements of Cash Flows --
                    Three-months Ended June 30, 1997 and 1996.............................................     5

                    Notes to Consolidated Financial Statements............................................     6


           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations......................................     7


                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS



                                                                             June 30,           March 31,
                                                                              1997                1997
                                                                          -----------         -----------
Current assets:
      Cash and cash equivalents                                           $ 2,100,320         $ 2,885,406
      Restricted cash                                                       1,531,292           1,514,902
      Accounts and other receivables, net                                   8,662,588           8,425,017
      Inventories                                                             302,950             311,434
      Note receivable, current portion                                        461,941             434,080
      Equity securities held for sale                                       2,341,262           2,341,262
      Prepaid expenses                                                        595,139             922,344
                                                                         ------------        ------------
Total current assets                                                       15,995,492          16,834,445
Property and equipment, less accumulated depreciation and
      amortization                                                         12,015,364          11,872,587

Notes receivable, net of current portion                                    2,232,549           2,407,314
Capitalized software development costs, net                                 1,096,380             838,837
Customer list, net                                                         16,191,996          14,195,501
Goodwill, net                                                               5,387,571           6,320,092
Other long-term assets                                                        456,915             324,531
                                                                         ------------        ------------
TOTAL ASSETS                                                             $ 53,376,267        $ 52,793,307
                                                                         ============        ============





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            June 30,           March 31,
                                                                              1997                1997
                                                                          -----------        ------------
Current liabilities:
      Accounts payable and accrued expenses                               $ 9,516,816        $ 10,323,132
      Deferred income                                                       2,426,384           2,406,977
      Notes payable, current portion                                       10,548,486           9,089,520
      Notes payable to shareholders of acquired companies,
          current portion                                                   2,751,640           6,844,117
      Capital lease obligations, current portion                              839,235             645,755
                                                                          -----------        ------------
Total current liabilities                                                  26,082,561          29,309,501
      Notes payable to shareholders of acquired companies,
          net of current portion                                            4,264,600             172,123
      Notes payable, net of current portion                                 5,926,714           4,896,228
      Capital lease obligations, net of current portion                     1,067,467             702,321
      Other long-term liabilities                                               9,322              65,486
                                                                          -----------        ------------
TOTAL LIABILITIES                                                          37,350,664          35,145,659
Commitments and contingencies
Stockholders' equity:
      Preferred stock, Series A, $.0001 par value
          Authorized - 1,200 shares, 190 issued and outstanding                     1                   1
      Preferred stock, Series B, $.0001 par value
          Authorized - 40,000,000 shares, 216,667 issued and outstanding           22                  22
      Preferred stock, Series C, $.0001 par value
          Authorized - 1,200 shares, 789 issued and outstanding                     1                   1
      Common stock $.001 par value
          Authorized - 100,000,000 shares
          Issued and outstanding - 17,181,064                                  17,181              17,181
      Additional paid-in capital                                           49,396,222          49,209,922
      Accumulated deficit                                                 (33,801,241)        (32,036,455)
      Foreign currency translation adjustment                                 413,417             456,976
                                                                          -----------        ------------
          Total stockholders' equity                                       16,025,603          17,647,648
                                                                          -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 53,376,267        $ 52,793,307
                                                                         ============        ============




           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Three Months Ended June 30,
                                                                        --------------------------------------
                                                                               1997                 1996
                                                                        --------------------------------------


Revenue                                                                   $ 11,485,956       $ 8,982,716

Cost of sales                                                                5,714,576         4,041,067
                                                                       ---------------       -----------
Gross profit                                                                 5,771,380         4,941,649

Operating expenses:
      Selling, general and administrative                                    4,431,740         4,621,421
      Depreciation and amortization                                          1,167,454         1,161,917
      Research and development                                                       -           249,594
      Corporate                                                                353,922           548,805
                                                                       ---------------       -----------
                                                                             5,953,116         6,581,737
                                                                       ---------------       -----------
          Operating loss                                                      (181,736)       (1,640,088)
Other income (expense):
      Interest income                                                           80,438            92,387
      Interest expense                                                        (533,312)         (425,905)
      One Time Write Offs                                                     (860,288)                -
      Miscellaneous, net                                                       (63,288)          156,276
                                                                       ---------------       -----------
                                                                            (1,376,450)         (177,242)
                                                                       ---------------       -----------
Loss before income tax expense and
      allocation to minority interest                                       (1,558,186)       (1,817,330)

Income taxes                                                                       800             3,193
                                                                       ---------------       -----------
Loss before allocation to minority interest                                 (1,558,986)       (1,820,523)
Allocation to minority interest                                                      -           (83,717)
                                                                       ---------------       -----------
Net loss                                                                    (1,558,986)       (1,736,806)
Dividends to preferred shareholders                                           (205,800)         (221,633)
                                                                       ---------------       -----------
Net loss allocable to common shareholders                              $    (1,764,786)      $(1,958,439)
                                                                       ===============       ===========
Net loss per share                                                     $         (0.10)      $     (0.14)
                                                                       ===============       ===========
Weighted average number of
     common shares outstanding                                              17,181,064        13,760,904
                                                                       ===============       ===========





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three Months Ended June 30, 1997
                                   (Unaudited)



                                         Series A Preferred Stock Series B Preferred Stock Series C Preferred Stock
                                         ------------------------ ------------------------ ------------------------
                                           Number of   Preferred   Number of     Preferred   Number of   Preferred
                                             Shares      Stock      Shares        Stock       Shares      Stock
                                         ------------ ----------- ----------   ----------- ----------- ----------
Balance at April 1, 1997                      190      $    1      216,667      $   22         789        $   1

Amount to be paid in Common Stock
     related to stated accretion on
     Series A and Series C
     Preferred Stock                          --           --           --          --       --              --

Preferred stock dividends                     --           --           --          --       --              --

Net loss                                      --           --           --          --       --              --

Foreign currency translation
     adjustment                               --           --           --          --       --              --
                                            ----      -------      -------      ------      ---           -----

Balance at June 30, 1997                     190      $     1      216,667      $   22      789           $   1
                                            ====      =======      =======      ======      ===           =====

                                             Common Stock                                               Foreign
                                        -----------------------      Additional                        Currency
                                          Number of      Common        Paid-in       Accumulated     Translation
                                           Shares        Stock         Capital         Deficit        Adjustment        Total
                                        ---------------------------------------------------------------------------------------
Balance at April 1, 1997                17,181,064     $  17,181       $49,209,922  $(32,036,455)   $    456,976    $17,647,648

Amount to be paid in Common Stock
     related to stated accretion on
     Series A and Series C
     Preferred Stock                            --            --           186,300            --              --        186,300

Preferred stock dividends                       --            --                --      (205,800)             --       (205,800)

Net loss                                        --            --                --    (1,558,986)             --     (1,558,986)

Foreign currency translation
     adjustment                                 --            --                --            --         (43,559)       (43,559)
                                        ----------     ---------       -----------  ------------    ------------    -----------

Balance at June 30, 1997                17,181,064     $  17,181       $49,396,222  $(33,801,241)   $    413,417    $16,025,603
                                        ==========     =========       ===========  ============    ============    ===========





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   Three Months June 30,
                                                                             -------------------------------
                                                                                 1997               1996
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (1,558,986)      $ (1,736,806)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                          1,167,454          1,161,917
         Amortization of deferred interest                                           --               93,042
         Allocation of loss to minority interest                                     --              (83,717)
         One-Time Write Down Of Assets                                            860,288               --
         Gain on sale of building and other PP&E                                     --             (128,811)
         Unrealized loss on notes receivable due to foreign exchange               69,915               --
         Changes in operating assets and liabilities:
            Restricted cash                                                         5,565              3,340
            Accounts receivable                                                   290,077         (1,218,271)
            Inventories                                                             8,578           (884,669)
            Prepaid expenses                                                      400,905             14,419
            Other assets                                                         (114,256)           (86,965)
            Accounts payable and accrued expenses                                (852,046)           800,565
            Deferred income                                                        (7,318)           183,935
            Other long-term liabilities                                           (56,298)            55,710
                                                                             ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                         213,878         (1,826,311)
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (359,556)          (851,174)
    Capitalized software development costs                                       (285,938)          (834,822)
    Collection on notes receivable                                                 76,989               --
    Deferred financing costs                                                         --             (234,140)
    Net proceeds from sale of building and other PP&E                                --            1,158,186
    Purchase of businesses                                                     (1,444,809)       (11,036,522)
    Cash of acquired businesses                                                      --              880,618
                                                                             ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (2,013,314)       (10,917,854)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                   (723,973)        (1,896,256)
    Proceeds from notes payable                                                 1,757,823               --
    Proceeds from exercise of warrants and options                                   --              289,699
    Net proceeds from private placement                                              --           13,683,606
    Dividends on preferred stock                                                  (19,500)           (19,500)
                                                                             ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,014,350         12,057,549
                                                                             ------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (785,086)          (686,616)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 2,885,406          3,818,133
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $  2,100,320       $  3,131,517
                                                                             ============       ============


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                  1997               1996
                                                                             ------------       ------------

Cash paid during the period for:
    Interest                                                                      319,309            356,568
    Income taxes                                                                    3,530              3,193



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


5. It is the Company's policy to capitalize software development which is expected to produce a revenue return in subsequent years. Amortization of such capitalized software development is over the life of the revenue received or a period of five years, whichever is shorter.

         During the quarter ended June 30, 1997, the Company expensed $13,288 as the company believed that due to a change in technology and the needs of its clients, no revenue return was now going to be forthcoming and that it could not justify capitalizing that expenditure.

         On April 2, 1997, the Company's UK subsidiary, Enterprise Air-Time Systems Limited ("Enterprise UK"), purchased Media Information Services Limited and related customer contracts for $2,260,710 from Television Sales and Marketing Services Limited. Enterprise UK paid $1,255,950 which it obtained by way of a three year loan from Barclay's Bank plc., and issued a seller loan note to United News & Media plc., for the balance of the purchase price. This latter loan was payable over three years at $334,920 per annum.

         $847,000 of the total purchase price was allocated to client contracts for which revenue is expected to be received in fiscal 1998 only. Accordingly, that amount has been written-off as goodwill in the quarter of the purchase. The remaining amount of the total purchase price will be amortized over the next four fiscal years.

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


Corporate

Corporate overhead represents general and administrative expenses related to the administration of IndeNet, exclusive of expenses of the subsidiaries. These expenses for the three-months ended June 30, 1997 compared to the comparative prior period decreased by $194,883 from $548,805 to $353,922. The decrease is due to a reduction of personnel and marketing costs. Future periods' expenses are expected to decrease relative to the current period due to additional personnel reductions and a consolidation of the corporate office from Los Angeles to the Enterprise offices in Colorado Springs.


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


                               INDENET, INC.



Signed                         By: /s/ David W. Martin
                                  --------------------------------------
                                  David W. Martin
                                  Chief Financial Officer
                                     (Principal Financial and Chief
                                     Accounting Officer)


Date 6/30/98

                              INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27                        Financial Data Schedule