Form 10-Q/A
period 1997-09-30
INDENET INC
filed 1998-07-01
CIK 833847

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                    September 30,        March 31,
                                                                        1997                1997
                                                                   ---------------------------------
Current assets:
         Cash and cash equivalents                                    $ 10,210,464     $ 2,885,406
         Restricted cash                                                 1,490,400       1,514,902
         Accounts and other receivables, net                             4,614,947       8,425,017
         Inventories                                                             -         311,434
         Notes receivable, current portion                                 770,909         434,080
         Equity securities held for sale                                         -       2,341,262
         Prepaid expenses                                                  461,392         922,344
                                                                   ---------------------------------

Total current assets                                                    17,548,112      16,834,445

Property and equipment, less accumulated depreciation and
         amortization                                                    2,666,529      11,872,587

Notes receivable, net of current portion                                 3,501,978       2,407,314
Equity securities                                                        1,600,000               -
Capitalized software development costs, net                              1,184,698         838,837
Customer list, net                                                      15,881,483      14,195,501
Goodwill, net                                                            2,417,552       6,320,092
Other long-term assets                                                     126,000         324,531
                                                                   ---------------------------------

TOTAL ASSETS                                                          $ 44,926,352    $ 52,793,307
                                                                   ================================








           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                       September 30,      March 31,
                                                                           1997              1997
                                                                     --------------------------------
Current liabilities:
         Accounts payable and accrued expenses                          $ 6,320,785     $ 10,323,132
         Deferred income                                                  3,341,338        2,406,977
         Notes payable, current portion                                   9,236,636        9,089,520
         Notes payable to shareholders of acquired companies,
             current portion                                                 14,146        6,844,117
         Capital lease obligations, current portion                         691,788          645,755
                                                                     --------------------------------

Total current liabilities                                                19,604,693       29,309,501

         Notes payable to shareholders of acquired companies,
             net of current portion                                         192,325          172,123
         Notes payable, net of current portion                            1,255,500        4,896,228
         Capital lease obligations, net of current portion                1,277,687          702,321
         Other long-term liabilities                                          9,116           65,486
                                                                     --------------------------------

TOTAL LIABILITIES                                                        22,339,321       35,145,659

Commitments and contingencies

Stockholders' equity:
         Preferred stock, Series A, $.0001 par value
             Authorized - 1,200 shares, 190 issued and outstanding                1                1
         Preferred stock, Series B, $.0001 par value
             Authorized - 40,000,000 shares
             Issued and outstanding - none and 216,667                            -               22
         Preferred stock, Series C, $.0001 par value
             Authorized - 1,200 shares
             Issued and outstanding - 592 and 789                                 1                1
         Common stock $.001 par value
             Authorized - 100,000,000 shares
             Issued and outstanding - 17,364,018 and 17,181,064              17,364           17,181
         Additional paid-in capital                                      47,377,558       49,209,922
         Accumulated deficit                                            (25,260,659)     (32,036,455)
         Foreign currency translation adjustment                            452,766          456,976
                                                                     --------------------------------

             Total stockholders' equity                                  22,587,031       17,647,648
                                                                     --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 44,926,352     $ 52,793,307
                                                                     ================================





           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                            Three Months Ended September 30,   Six Months Ended September 30,
                                                            --------------------------------   ------------------------------
                                                                 1997              1996             1997               1996
                                                             -----------       ------------    ------------       ------------

Revenue                                                      $ 5,979,252       $  7,144,084    $ 11,602,014       $ 10,445,268

Cost of sales                                                  2,809,084          4,284,727       5,437,342          6,011,984
                                                             -----------       ------------    ------------       ------------

Gross profit                                                   3,170,168          2,859,357       6,164,672          4,433,284

Operating expenses:
      Selling, general and administrative                      2,070,259          2,528,077       4,086,968          3,910,810
      Depreciation and amortization                              590,320          1,052,552       1,072,698          1,549,300
      Research and development                                         -            263,993               -            513,587
      Corporate                                                  436,910            623,726         790,832          1,172,531
      Severance costs                                            495,527                  -         495,527                  -
                                                             -----------       ------------    ------------       ------------
                                                               3,593,016          4,468,348       6,446,025          7,146,228
                                                             -----------       ------------    ------------       ------------

           Operating loss                                       (422,848)        (1,608,991)       (281,353)        (2,712,944)

Other income (expense):
      Interest income                                            220,049             57,121         300,487            149,508
      Interest expense                                          (327,585)          (385,855)       (655,090)          (568,517)
      Nonrecurring expenses                                      (61,195)                 -        (921,483)                 -
      Gain on extinquishment of debt                             (24,260)                 -         (24,260)                 -
      Loss on sale of equity securities                         (499,792)                 -        (501,607)                 -
      Miscellaneous, net                                          97,610                (18)            241             (3,310)
                                                             -----------       ------------    ------------       ------------
                                                                (595,173)          (328,752)     (1,801,712)          (422,319)
                                                             -----------       ------------    ------------       ------------
Loss before income tax expense and
      allocation to minority interest                         (1,018,021)        (1,937,743)     (2,083,065)        (3,135,263)

Income tax benefit                                              (855,400)            (6,753)       (848,119)            (3,560)
                                                             -----------       ------------    ------------       ------------

Loss before allocation to minority interest                     (162,621)        (1,930,990)     (1,234,946)        (3,131,703)

Allocation to minority interest                                        -           (240,699)              -           (324,416)
                                                             -----------       ------------    ------------       ------------

Loss from continuing operations                                 (162,621)        (1,690,291)     (1,234,946)        (2,807,287)

Discontinued operations

  Loss from operations, net of income
        tax benefit of $221,000 and $61,000 in 1998
        and 1997, respectively                                  (538,242)          (601,010)     (1,024,903)        (1,127,778)

  Gain on disposal of Meditech and Starcom, net
        of income taxes of $1,057,000                          9,355,442                  -       9,355,442                  -
                                                             -----------       ------------    ------------       ------------

Net income/(loss)                                              8,654,579         (2,291,301)      7,095,593         (3,935,065)

Dividends to preferred shareholders                              113,997            123,838         319,797            302,338
                                                             -----------       ------------    ------------       ------------

Net income/(loss) allocable to common shareholders           $ 8,540,582       $ (2,415,139)   $  6,775,796       $ (4,237,403)
                                                             ===========       ============    ============       ============

Basic and diluted earnings/(loss) per share:

Income/(loss) per share from continuing operations           $     (0.02)      $      (0.11)   $      (0.09)      $      (0.21)
                                                             ===========       ============    ============       ============

Earnings/(loss) per share from discontinued operations       $      0.51       $       (.04)   $       0.48       $      (0.07)
                                                             ===========       ============    ============       ============

Basic and diluted earnings/(loss) per share                  $      0.49       $      (0.15)   $       0.39       $      (0.28)
                                                             ===========       ============    ============       ============

Weighted average number of
      common shares outstanding                               17,410,003         16,319,379      17,296,159         15,044,036
                                                             ===========       ============    ============       ============






           See accompanying notes to consolidated financial statements

                                  INDENET, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Six Months Ended September 30, 1997
                                   (Unaudited)



                                          Series A Preferred Stock        Series B Preferred Stock       Series C Preferred Stock
                                       ------------------------------  ------------------------------ ------------------------------
                                          Number of      Preferred       Number of       Preferred      Number of       Preferred
                                           Shares          Stock           Shares          Stock          Shares          Stock
                                       --------------- --------------  -------------- --------------- -------------- ---------------
Balance at April 1, 1997                          190            $ 1         216,667            $ 22            789             $ 1

Conversion of Series B Preferred
     Stock to Common Stock                          -              -        (216,667)            (22)             -               -

Conversion of Series C Preferred
     Stock to cash                                  -              -               -               -           (197)              -

Cashless exercise of employee
     stock options                                  -              -               -               -              -               -

Purchase and cancellation of
     treasury shares                                -              -               -               -              -               -

Amount to be paid in Common
     Stock related to stated accretion
     on Series A and Series C
     Preferred Stock                                -              -               -               -              -               -

Preferred stock dividends                           -              -               -               -              -               -

Net income                                          -              -               -               -                     -

Foreign currency translation
     adjustment                                     -              -                -              -               -
                                       --------------- --------------  -------------- --------------- -------------- ---------------

Balance at September 30, 1997                     190            $ 1               -             $ -            592             $ 1
                                       =============== ==============  ============== =============== ============== ===============




                                               Common Stock                                                 Foreign
                                       ------------------------------     Additional                        Currency
                                         Number of          Common          Paid-in      Accumulated       Translation
                                           Shares            Stock          Capital        Deficit          Adjustment       Total
                                       --------------------------------------------------------------------------------------------
Balance at April 1, 1997                   17,181,064       $ 17,181    $ 49,209,922   $ (32,036,455)      $ 456,976   $ 17,647,648

Conversion of Series B Preferred
     Stock to Common Stock                    392,452            392            (370)              -               -              -

Conversion of Series C Preferred
     Stock to cash                                  -              -      (1,576,000)              -               -     (1,576,000)

Cashless exercise of employee
     stock options                             56,247             57             (57)              -               -              -

Purchase and cancellation of
     treasury shares                         (265,745)          (266)       (549,734)              -               -       (550,000)

Amount to be paid in Common
     Stock related to stated accretion
     on Series A and Series C
     Preferred Stock                                -              -         293,797               -               -        293,797

Preferred stock dividends                           -              -               -        (319,797)              -       (319,797)

Net income                                          -              -               -       7,095,593               -      7,095,593

Foreign currency translation
     adjustment                                     -              -               -               -          (4,210)        (4,210)
                                       --------------- --------------  -------------- --------------- --------------- -------------

Balance at September 30, 1997              17,364,018       $ 17,364    $ 47,377,558   $ (25,260,659)      $ 452,766   $ 22,587,031
                                       =============== ==============  ============== =============== =============== =============








           See accompanying notes to consolidated financial statements

                                 INDENET, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            Six Months September 30,
                                                                          ----------------------------
                                                                              1997            1996
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                     $  7,095,593    $ (3,935,065)
    Adjustments to reconcile net income/(loss) to net cash used in operating activities:
          Depreciation and amortization                                      1,956,487       2,873,930
          Gain on sale of subsidiaries                                     (10,412,442)           --
          Gain on extinguishment of debt                                        24,260            --
          Loss on sale of equity securities                                    501,607            --
          One Time Write Offs                                                  921,483
          Gain on sale of building and other property and equipment            (17,117)       (128,811)
          Unrealized loss on notes receivable due to foreign exchange           22,833            --
          Allocation of loss to minority interest                                 --          (324,416)
          Debt refinancing charge                                                 --           150,000
          Changes in operating assets and liabilities:
              Restricted cash                                                   27,023         (17,809)
              Accounts receivable                                           (1,112,230)     (2,113,702)
              Inventories                                                       53,153        (211,101)
              Prepaid expenses                                                 477,216        (153,484)
              Other assets                                                    (115,213)        186,725
              Accounts payable and accrued expenses                            141,461       1,697,338
              Deferred income                                                  929,575        (261,594)
              Other long-term liabilities                                      (56,385)         48,400
                                                                          ------------    ------------
NET CASH USED IN OPERATIONS                                                    437,304      (2,189,589)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (231,411)     (1,987,753)
    Capitalized software development costs                                    (561,337)     (2,129,300)
    Collection on notes receivable                                             189,480            --
    Deferred financing costs                                                      --          (330,593)
    Net proceeds from sale of building and other property and equipment         65,559       1,158,186
    Net proceeds from sale of subsidiary                                    13,495,794            --
    Proceeds from sales of equity securities                                 1,839,656            --
    Purchase of customer list/businesses                                    (1,427,625)    (11,036,522)
    Cash of acquired businesses                                                   --           933,550
    Cash of divested business                                                  (42,451)           --
                                                                          ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         13,327,665     (13,392,432)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                              (1,620,669)        (47,435)
    Repayment of notes payable to shareholders                              (4,822,958)           --
    Proceeds from notes payable                                              2,155,716            --
    Proceeds from exercise of warrants and options                                --           289,699
    Net proceeds from private placements                                          --        14,006,674
    Repurchase of Series C preferred stock                                  (1,576,000)           --
    Purchase and cancellation of treasury stock                               (550,000)           --
    Dividends on preferred stock                                               (26,000)        (39,000)
                                                                          ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (6,439,911)     14,209,938
                                                                          ------------    ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             7,325,058      (1,372,083)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              2,885,406       3,818,133
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $ 10,210,464    $  2,446,050
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest                                                                   518,634         641,177
    Income taxes                                                                 3,910          57,440



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


6 On July 18, 1997, the Company sold all of the issued and outstanding shares (the "Shares") of capital stock of Starcom Mediatech, Inc. to Digital Generation Systems, Inc., a California corporation ("Digital"). The initial consideration paid by Digital for the Shares consisted of the following: (i) $14.0 million in cash; (ii) 324,355 restricted shares of Digital Common Stock valued at $1.6 million; (iii) Digital's Subordinated Promissory Note, dated July 18, 1997 ("Subordinated Note"), in the principal amount of $2.2 million; and (iv) assumption of an aggregate of $2.2 million owed by the Company to Thomas H. Baur, Chairman of Mediatech and a director and stockholder of the Company. The Subordinated Note bears interest at 9% per annum and is payable in 13 equal quarterly installments of principal and interest, commencing on October 1, 1997. All unpaid principal and accrued interest on the Subordinated Note is due and payable on October 1, 2001. The Purchase Agreement provided for an adjustment to the purchase price based on certain financial measurements as of July 18, 1997. As a result of those financial measurements, on October 27, 1997, the parties entered into an agreement whereby the purchase price was reduced by $625,000. The parties agreed that $25,000 of the purchase price adjustment was immediately payable in cash and that the Subordinated Note be reduced by $600,000. Accordingly, the originally issued note of $2.2 million was cancelled and a new note of $1.6 million was issued (the "New Note"). The New Note is payable in installments of $150,000 plus accrued interest on December 31, 1997, June 30, 1998, December 31, 1998 and June 30, 1999, with the remaining installments payable on the last day of each successive calendar quarter thereafter until fully paid on March 31, 2001. The Company recorded a gain with respect to this transaction of $10.4 million and is included in gain on disposal of discontinued operations, shown net of tax, in the consolidated statements of operations.


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


10 On October 1, 1997, the Company entered into an agreement with the holder of two convertible notes in the principal amount of $4.285 million, whereby the Company paid the holder $4.675 million in cash on October 1, 1997 and issued a promissory note for $825,000, interest payable quarterly in arrears beginning December 31, 1997 at 6% per annum, and a balloon payment due on September 30, 1998. The convertible notes were originally issued in February and May 1996, whereby the holder of the notes had rights to convert the notes and any accrued and unpaid interest into common stock at 82% of an average market price calculation. During fiscal year ended March 31, 1997, the Company recorded a non-cash interest expense charge of $847,000 related to the 18% securities yield and recorded the offset of the charge to stockholders' equity. At September 30, 1997, included in Accounts Payable and Accrued Expenses is $1.215 million which is comprised of accrued interest of $416,000 and a premium of $799,000 to purchase the notes.



11 It is the Company's policy to capitalize software development which is expected to produce a revenue return in subsequent years. Amortization of such capitalized software development is over the life of the revenue received or a period of five years, whichever is shorter.



         During the quarter ended September 30, 1997, the Company expensed $61,195 as the Company believed that due to a change in technology and the needs of its clients no revenue return was now going to be forthcoming and that it could not justify capitalizing that expenditure.



         On April 2, 1997, the Company's UK subsidiary Enterprise Air-Time Systems Limited ("Enterprise UK") purchased Media Information Services Limited and related customer contracts for $2,260,710 from Television Sales and Marketing Services Limited. Enterprise UK paid $1,255,950 which it obtained by way of a three year loan from Barclays Bank plc., and issued a seller loan note to United News & Media plc., for the balance of the purchase price. This latter loan was repayable over three years at $334,920 per annum.



         $847,000 of the total purchase price was allocated to client contracts for which revenue is expected to be received in fiscal 1998 only. Accordingly that amount has been written-off as goodwill in the quarter of the purchase. The remaining amount of the total purchase price will be amortized over the next four fiscal years.

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

Cost of Sales


The decrease in cost of sales from the prior periods was primarily a net result of the cost of sales attributable to the subsidiaries sold in March and July 1997. It is anticipated that cost of sales in future periods for the Company on a consolidated basis will remain fairly consistent with the three-month period ended September 30, 1997 as that three-month period is represented primarily by the remaining operating entities Enterprise and CCMS.


Selling, General and Administrative


The decrease in selling, general and administrative from the prior periods was primarily a net result of the selling, general and administrative expenses attributable to the subsidiaries sold in March and July 1997. It is anticipated that selling, general and administrative expenses in future periods for the Company on a consolidated basis will remain fairly consistent with the three-month period ended September 30, 1997 as that three-month period is represented primarily by the remaining operating entities Enterprise and CCMS.

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

Corporate


Corporate overhead represents general and administrative expenses related to the administration of IndeNet, exclusive of expenses of the subsidiaries. These expenses for three and six-months ended September 30, 1997 compared to the comparative prior period decreased by $186,816 and $381,699, respectively. The decrease is due primarily to a reduction of personnel and marketing costs. Future periods' corporate expenses overall are expected to decrease relative to the current period due to additional personnel reductions. Some additional costs may be incurred in connection with the anticipated corporate office move from Los Angeles, California to Detroit, Michigan.


Interest Income

Interest income did not change significantly. Interest income in future periods is expected to fluctuate based on cash balances.

Interest Expense


Interest expense decreased for the three-months ended September 30, 1997 compared to the comparable prior period and increased for the six-months ended September 30, 1997 compared to the comparable prior period due to the exclusion of interest expense of the subsidiaries sold during March and July 1997; offset by interest incurred on convertible debt. Interest expense is expected to decrease in future periods due to the future reduction of current debt obligations.


Income Tax Expense

Income tax expense for the three and six-months ended September 30, 1997 represents minimum state taxes paid for the various states in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES


As of September 30, 1997, the Company had $10.2 million in cash and cash equivalents and a working capital deficit of $2.0 million. During the six-months ended September 30, 1997, cash and cash equivalents increased $7.3 million. The Company used $361,697 in operations. The Company generated $13.3 million in investing activities, primarily from the sale of subsidiaries and proceeds from the sale of equity securities; net of purchases of capital expenditures, capitalized software costs, and purchase of customer list. The Company used $5.6 million in financing activities, primarily for debt repayments and repurchase of common and preferred stock.

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


                                     INDENET, INC.




Signed                               By: /s/ David W. Martin
                                     -------------------------------------------
Dated 6/30/98                        David W. Martin
                                     Chief Financial Officer
                                     (Authorized Officer and Principal
                                     Financial and Chief Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27                        Financial Data Schedule