Form 10-Q/A
period 1997-12-31
INDENET INC
filed 1998-07-01
CIK 833847

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


               16000 Ventura Blvd., Suite 700, Encino, CA 91436
               ------------------------------------------------
                 former Address of principal executive office


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


PART I.        FINANCIAL INFORMATION:

               Item 1. Financial Statements:

                                                                                              Page
                                                                                               No.
                                                                                              ----


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


                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                INDENET, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS



                                                            December 31,    March 31,
                                                                1997          1997
                                                            ------------  ------------
Current assets:
       Cash and cash equivalents                            $ 2,548,676   $ 2,885,406
       Restricted cash                                        2,735,673     1,514,902
       Accounts and other receivables, net                    3,315,840     8,425,017
       Inventories                                                    -       311,434
       Notes receivable, current portion                      2,096,368       434,080
       Equity securities held for sale                                -     2,341,262
       Prepaid expenses                                         548,478       922,344
                                                            -----------   -----------

Total current assets                                         11,245,035    16,834,445

Property and equipment, less accumulated depreciation and
         amortization                                         2,748,175    11,872,587

Notes receivable, net of current portion                      1,792,556     2,407,314
Equity securities                                             1,600,000             -
Capitalized software development costs, net                     806,974       838,837
Customer list, net                                           15,680,384    14,195,501
Goodwill, net                                                 2,373,634     6,320,092
Other long-term assets                                          201,000       324,531
                                                            -----------   -----------

TOTAL ASSETS                                                $36,447,758   $52,793,307
                                                            ===========   ===========











           See accompanying notes to consolidated financial statements

                                INDENET, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     December 31,      March 31,
                                                                         1997            1997
                                                                     ------------    ------------
Current liabilities:
         Accounts payable and accrued expenses                       $  5,051,829    $ 10,323,132
         Deferred income                                                2,785,170       2,406,977
         Notes payable, current portion                                 5,689,942       9,089,520
         Notes payable to shareholders of acquired companies,                  --
             current portion                                               20,241       6,844,117
         Capital lease obligations, current portion                       729,522         645,755
                                                                     ------------    ------------

Total current liabilities                                              14,276,704      29,309,501

         Notes payable to shareholders of acquired companies,
             net of current portion                                       188,129         172,123
         Notes payable, net of current portion                          2,005,329       4,896,228
         Capital lease obligations, net of current portion              1,284,778         702,321
         Other long-term liabilities                                        8,113          65,486
                                                                     ------------    ------------

TOTAL LIABILITIES                                                      17,763,053      35,145,659
Commitments and contingencies
Stockholders' equity:
         Preferred stock, Series A, $.0001 par value
             Authorized - 1,200 shares, 190 issued and outstanding              1               1
         Preferred stock, Series B, $.0001 par value
             Authorized - 40,000,000 shares
             Issued and outstanding - none and 216,667                          -              22
         Preferred stock, Series C, $.0001 par value
             Authorized - 1,200 shares
             Issued and outstanding - 592 and 789                               1               1
         Common stock $.001 par value
             Authorized - 100,000,000 shares
             Issued and outstanding - 18,021,616 and 17,181,064            18,022          17,181
         Additional paid-in capital                                    44,024,264      49,209,922
         Accumulated deficit                                          (25,759,582)    (32,036,455)
         Foreign currency translation adjustment                          401,999         456,976
                                                                     ------------    ------------
             Total stockholders' equity                                18,684,705      17,647,648
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 36,447,758    $ 52,793,307
                                                                     ============    ============



           See accompanying notes to consolidated financial statements

                                INDENET, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                                     Three Months Ended December 31,   Nine Months Ended December 31,
                                                     -------------------------------   ------------------------------
                                                           1997            1996            1997            1996
                                                       ------------    ------------    ------------    ------------
Revenue                                                $  6,248,537    $  6,334,860    $ 17,850,551    $ 16,580,128

Cost of sales                                             2,754,031       1,405,784       8,191,373       4,968,547
                                                       ------------    ------------    ------------    ------------

Gross profit                                              3,494,506       4,929,076       9,659,178      11,611,581

Operating expenses:
     Selling, general and administrative                  1,950,147       4,361,325       6,037,115      10,204,346
     Depreciation and amortization                          505,219       1,083,945       1,577,917       2,633,255
     Research and development                               139,955         121,815         139,955         635,402
     Corporate                                              362,192         451,489       1,153,024       1,624,021
     Severance costs                                             --       1,581,500         495,527       1,581,500
                                                       ------------    ------------    ------------    ------------
                                                          2,957,513       7,600,074       9,403,538      16,678,524
                                                       ------------    ------------    ------------    ------------

          Operating income/(loss)                           536,993      (2,670,998)        255,640      (5,066,943)

Other income (expense):
     Interest income                                        128,758          39,638         429,245         189,146
     Interest expense                                      (160,653)       (364,363)       (815,743)     (1,771,081)
     Non recurring expenses                                (804,995)     (8,545,563)     (1,726,478)     (8,545,563)
     Gain on extinquishment of debt                              --              --         (24,260)             --
     Loss on sale of equity securities                           --              --        (501,607)             --
     Miscellaneous, net                                    (126,590)           (600)       (126,349)         (3,910)
                                                       ------------    ------------    ------------    ------------
                                                           (963,480)     (8,870,888)     (2,765,192)    (10,131,408)
                                                       ------------    ------------    ------------    ------------
Income/(loss) before income tax expense and
     allocation to minority interest                       (426,487)    (11,541,886)     (2,509,552)    (15,198,351)

Income taxes (benefit)                                           --          68,432        (848,119)         64,872
                                                       ------------    ------------    ------------    ------------

Income/(loss) before allocation to minority interest       (426,487)    (11,610,318)     (1,661,433)    (15,263,223)

Allocation to minority interest                                  --        (272,255)             --        (596,671)
                                                       ------------    ------------    ------------    ------------

Loss from continuing operations                            (426,487)    (11,338,063)     (1,661,433)    (14,666,552)

Discountinued operations

Loss from operations, net of income
  tax benefit of $221,000 and $61,000 in 1998
  and 1997, respectively                                         --        (714,075)     (1,024,903)     (2,367,652)

Gain on disposal of Meditech and Starcom, net
  of income taxes of $1,057,000                                  --              --       9,355,442              --
                                                       ------------    ------------    ------------    ------------

Net income/(loss)                                          (426,487)    (12,052,138)      6,669,106     (17,034,204)

Dividends to preferred shareholders                          72,436         172,650         392,233       1,953,388
                                                       ------------    ------------    ------------    ------------

Net income/(loss) allocable to common shareholders     $   (498,923)   $(12,224,788)   $  6,276,873    $(18,987,592)
                                                       ============    ============    ============    ============

Income/(loss) per share from continuing operations     $       (.03)   $       (.67)   $       (.12)   $      (1.06)
                                                       ============    ============    ============    ============

Earnings/(loss) per share from discountinued
  operation                                            $        --     $      (0.04)   $        .48    $      (0.15)
                                                       ============    ============    ============    ============

Basic and diluted earnings/(loss) per share            $      (0.03)   $      (0.71)   $       0.36    $      (1.21)
                                                       ============    ============    ============    ============

Weighted average number of
  common shares outstanding                              17,761,854      17,114,389      17,451,955      15,736,345
                                                       ============    ============    ============    ============



           See accompanying notes to consolidated financial statements

                                INDENET, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Nine Months Ended December 31, 1997
                                 (Unaudited)

                                            Series A Preferred Stock      Series B Preferred Stock        Series C Preferred Stock
                                            ------------------------      ------------------------        ------------------------
                                            Number of      Preferred      Number of       Preferred       Number of     Preferred
                                              Shares         Stock           Shares         Stock          Shares         Stock
                                            ---------      ---------      ---------       ---------       ---------     ---------

Balance at April 1, 1997                          190      $       1        216,667       $      22             789    $       1

Conversion of Series B Preferred
     Stock to Common Stock                          -              -       (216,667)            (22)              -            -

Conversion of Series C Preferred
     Stock to cash                                  -              -              -               -            (647)           -

Reclassification of securities yield
     on convertible debt to accrued
     expenses                                       -              -              -               -               -            -

Cashless exercise of employee
     stock options                                  -              -              -               -               -            -

Purchase and cancellation of
     treasury shares                                -              -              -               -               -            -

Amount to be paid in Common
     Stock related to stated accretion
     on Series A and Series C
     Preferred Stock                                -              -              -               -               -            -

Preferred stock dividends                           -              -              -               -               -            -

Net income                                          -              -              -               -               -            -

Foreign currency translation
     adjustment                                     -              -              -               -               -            -
                                            ---------      ---------      ---------       ---------       ---------     --------

Balance at September 30, 1997                     190      $       1              -       $       -             142     $      1
                                            =========      =========      =========       =========       =========     ========



                                                   Common Stock                                         Foreign
                                            ------------------------    Additional                      Currency
                                            Number of       Common        Paid-in       Accumulated    Translation
                                              Shares         Stock        Capital         Deficit       Adjustment         Total
                                            ----------------------------------------------------------------------------------------
Balance at April 1, 1997                   17,181,064    $    17,181   $ 49,209,922    $(32,036,455)   $    456,976    $ 17,647,648

Conversion of Series B Preferred
     Stock to Common Stock                    392,452            393           (371)              -               -               -

Conversion of Series C Preferred
     Stock to cash                            591,820            592     (5,001,664)              -               -      (5,001,072)

Cashless exercise of employee
     stock options                            122,025            122           (122)              -               -               -

Purchase and cancellation of
     treasury shares                         (265,745)          (266)      (549,734)              -               -        (550,000)

Amount to be paid in Common
     Stock related to stated accretion
     on Series A and Series C
     Preferred Stock                                -              -        366,233               -               -         366,233

Preferred stock dividends                           -              -              -        (392,233)              -        (392,233)

Net income                                          -              -              -       6,669,106               -       6,669,106

Foreign currency translation
     adjustment                                     -              -              -               -         (54,977)        (54,977)
                                           ----------    ------------  ------------    ------------    ------------    ------------

Balance at September 30, 1997              18,021,616    $     18,022  $ 44,024,264    $(25,759,582)   $    401,999    $ 18,684,705
                                           ==========    ============  ============    ============    ============    ============





         See accompanying notes to consolidated financial statements

                                INDENET, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




INCREASE (DECREASE) IN CASH EQUIVALENTS                                    Nine Months December 31,
                                                                    ------------------------------------
                                                                           1997                1996
                                                                    ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $      6,669,106     $   (17,034,204)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                       2,461,705           4,669,602
       Amortization of deferred interest                                           -             847,000
       Non-cash write-down of assets                                       1,826,478           8,545,563
       Provision for restructuring charges                                         -           1,581,500
       Gain on sale of subsidiaries                                      (10,412,442)                  -
       Gain on extinguishment of debt                                         24,260                   -
       Loss on sale of equity securities                                     501,607                   -
       Gain on sale of building and other property and equipment             (22,417)           (128,811)
       Unrealized loss on notes receivable due to foreign exchange           106,796                   -
       Allocation of loss to minority interest                                     -            (596,671)
       Changes in operating assets and liabilities:
         Restricted cash                                                     146,039             451,444
         Accounts receivable                                                 249,808          (1,896,040)
         Inventories                                                          53,153            (100,457)
         Prepaid expenses                                                    336,011            (178,025)
         Other assets                                                       (187,349)            169,271
         Accounts payable and accrued expenses                            (1,067,773)          1,961,625
         Deferred income                                                     324,642             (52,052)
         Other long-term liabilities                                         (57,571)             38,226
                                                                    ----------------     ---------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                    952,053          (1,722,029)
                                                                    ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Captial expenditures                                                (440,554)         (1,753,366)
        Captialized software development costs                            (1,000,813)         (3,442,902)
        Collection on notes receivable                                       339,480                 -
        Deferred financing costs                                                 -              (446,721)
        Net proceeds from sale of building and other property
         and equipment                                                                         1,158,186
        Net proceeds from sale of subsidiary                              13,495,794                 -
        Proceeds from sales of equity securities                           1,839,655                 -
        Purchase of customer list/businesses                              (1,427,625)        (11,036,522)
        Cash of acquired businesses                                              -               933,550
        Cash of divested business                                            (42,451)                -
                                                                    ----------------     ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       12,763,486         (14,587,775)
                                                                    ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of notes payable and capitalized leases                 (5,108,752)           (184,968)
        Repayment of notes payable to shareholders                        (4,821,059)
        Proceeds from notes payable                                        1,454,616           2,500,000
        Proceeds from exercise of warrants and options                           -               414,699
        Net proceeds from private placements                                     -            11,183,606
        Repurchase of Series C preferred stock                            (5,001,072)
        Purchase and cancellation of treasury stock                         (550,000)
        Dividends on preferred stock                                         (26,000)            (58,500)
                                                                    ----------------     ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (14,052,267)         13,854,837
                                                                    ----------------     ---------------
DECRREASE IN CASH AND CASH EQUIVALENTS                                      (336,728)         (2,454,967)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            2,885,406           3,818,133
                                                                    ----------------     ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           $      2,548,678     $     1,363,166
                                                                    ================     ===============





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



         During the third quarter ended December 31, 1997, the Company expensed $804,995 as the Company believed that due to a change in technology and the needs of its clients no revenue return was now going to be forthcoming and that it could not justify capitalizing that expenditure.



         On April 2, 1997, the Company's UK subsidiary, Enterprise Air-Time Systems Limited ("Enterprise UK"), purchased Media Information Services Limited and related customer contracts for of $2,260,710 from Television Sales and Marketing Services Limited. Enterprise UK paid $1,255,950 which it obtained by way of a three year loan from Barclays Bank plc., and issued a seller loan note to United News & Media plc., for the balance of the purchase price. This latter loan was payable over three years at $334,920 per annum.



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


The Company is currently evaluating its corporate strategic plans and may, as a result of this review, change the Company's name and its fiscal year-end.



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


Cost of Sales


The change in cost of sales from the prior periods was primarily a net result of the cost of sales attributable to the subsidiaries sold in March and July 1997. It is anticipated that cost of sales as a percent of revenue in future periods for the Company on a consolidated basis will remain fairly consistent with the three-month period ended December 31, 1997.



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


Interest Expense


Interest expense decreased for the three-months ended December 31, 1997 compared to the comparable prior period and for the nine-months ended
December 31, 1997 compared to the comparable prior period due to the exclusion of interest expense of the companies sold during March and July 1997; offset by interest incurred on convertible debt. Interest expense is expected to fluctuate based on outstanding debt obligations.



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

            27      Financial Data Schedule

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

                                        INDENET, INC.



Signed June 30, 1998                    By: /s/ David W. Martin
                                        -----------------------------
                                        David W. Martin
                                        Chief Financial Officer (Authorized
                                        Officer and Principal Financial and
                                        Chief Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27                        Financial Data Schedule