Form 10-Q
period 1998-06-30
INDENET INC
filed 1998-08-12
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

       [X]  Quarterly report pursuant to Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

       [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number: 0-18034

                            ENTERPRISE SOFTWARE, INC

                            (FORMERLY INDENET, INC.)
               (Exact name of registrant as specified in charter)


Delaware                                                     68-0158367
-------------------------------------------------------------------------------
(State or other jurisdiction                                 IRS Employer
of incorporation)                                       Identification No.)

            38705 Seven Mile Road, Suite 435, Livonia, MI 48152-1056
                    (Address of principal executive office)


-------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (248) 380-6070

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

                                  Yes  X   NO
                                      ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,513,012 Shares of Common Stock, Par Value $.001 as of July 30, 1998.

                            ENTERPRISE SOFTWARE, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION:
        Item 1.  Financial Statements:
                                                                          Page
                                                                           No.
          Consolidated Condensed Balance Sheets --
          June 30, 1998 and March 31, 1998.............................    1

          Consolidated Condensed Statements of Operations -Three
          Months Ended June 30, 1998 and 1997..........................    3

          Consolidated Condensed Statements of Changes in Stockholders'
          Equity -- Three-months Ended June 30, 1998...................    4

          Consolidated Condensed Statements of Cash Flows --
          Three-months Ended June 30, 1998 and 1997....................    5

          Notes to Consolidated Condensed Financial Statements.........    7


        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations..........................................    9


PART II. OTHER INFORMATION.............................................    12

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          ENTERPRISE SOFTWARE, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                    ASSETS




                                                                                June 30,                March 31,
                                                                                  1998                    1998
                                                                              ------------            -------------
                                                                               (Unaudited)


Current assets:
        Cash and cash equivalents                                             $  2,715,862             $  6,169,383
        Accounts and other receivables, net                                      4,488,560                4,142,186
        Notes receivable, current portion                                          746,809                  745,213
        Marketable securities, at fair market value                              1,135,000                1,135,000
        Prepaid expenses                                                           818,694                  570,910
                                                                             -------------            -------------
Total current assets                                                             9,904,925               12,762,692

Property and equipment, less accumulated depreciation and
        amortization                                                             3,092,166                3,142,661

Notes receivable, net of current portion                                         2,906,706                3,011,892
Customer list, net                                                              12,942,956               13,193,465
Goodwill, net                                                                    6,099,100                6,221,592
Other long-term assets                                                             666,714                  626,549
                                                                             -------------            -------------

TOTAL ASSETS                                                                  $ 35,612,567             $ 38,958,851
                                                                             =============            =============










          See accompanying notes to consolidated financial statements

                          ENTERPRISE SOFTWARE, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,              March 31,
                                                     1998                  1998
                                                  -----------           ------------
                                                  (Unaudited)
Current liabilities:
        Accounts payable and accrued expenses     $  4,855,660          $  5,273,106
        Deferred income                              2,749,927             3,073,557
        Notes payable, current portion               3,742,310             3,504,519
        Notes payable to related parties,
           current portion                             780,253               779,637
        Capital lease obligations, current
           portion                                     792,367               785,475
                                                  ------------          ------------

Total current liabilities                           12,920,517            13,416,294

        Notes payable, net of current portion          334,000             1,088,490
        Notes payable to related parties, net
           of current portion                        8,830,019             8,976,384
        Capital lease obligations, net of
           current portion                           1,417,654             1,400,312
        Other long-term liabilities                    179,680               183,432
                                                  ------------          ------------

TOTAL LIABILITIES                                   23,681,870            25,064,912

Commitments and contingencies

Redeemable Preferred Stock:
      Preferred stock, Series A, $.0001
      par value
        Authorized shares - 1,200 shares
        issued and outstanding - 0 shares at
          June 30, 1998 and 190 shares
          at March 31, 1998                                  -                     1

Stockholders' equity:
      Common stock $.001 par value
        Authorized - 25,000,000 shares
        Issued and outstanding - 4,513,012
        shares                                          18,052                18,052
      Additional paid-in capital                    41,312,280            43,412,279
      Accumulated deficit                          (29,675,199)          (29,873,798)
      Accumulated other comprehensive income           275,564               337,405
                                                   ------------          ------------
         Total stockholders' equity                 11,930,697            13,893,938
                                                  -------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 35,612,567          $ 38,958,851
                                                  ============          ============

         See accompanying notes to consolidated financial statements

                          ENTERPRISE SOFTWARE, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                    1998            1997
                                                                                    ----            ----
                                                                                        (Unaudited)
Revenue                                                                          $ 7,502,286      $ 5,650,007

Cost of sales                                                                      2,932,583        2,668,352
                                                                                 -----------      -----------
Cost of profit                                                                     4,569,703        2,981,655

Operating expenses:
     Selling, general and administrative                                           2,660,174        2,003,860
     Depreciation and amortization                                                   662,715          482,380
     Research and development                                                        256,383                -
     Corporate                                                                       380,358          353,922
                                                                                 -----------      -----------
                                                                                   3,959,630        2,840,162
                                                                                 -----------      -----------
                Operating Income                                                     610,073          141,493
Other income (expense):
     Interest income                                                                 144,626           80,438
     Interest expense                                                               (541,533)        (327,030)
     Non-recurring expenses                                                                -         (860,288)
     Miscellaneous, net                                                                 (247)         (99,184)
                                                                                 -----------      -----------
                                                                                    (397,154)      (1,206,064)
                                                                                 -----------      -----------
Income/(loss) from continuing operations before income taxes                         212,919       (1,064,571)

Income taxes                                                                          14,320           (2,200)
                                                                                 -----------      -----------
Income/(loss) from continuing operations                                             198,599       (1,062,371)

Discontinued Operations
     Loss from discontinued operations, net of taxes of $3,000                             -         (496,615)
                                                                                 -----------      -----------
Net income/(loss)                                                                    198,599       (1,558,986)

Dividends to preferred shareholders                                                        -          205,800
                                                                                 -----------      -----------
Net income/(loss) allocable to common shareholders                               $   198,599      $(1,764,786)
                                                                                 ===========      ===========
Basis and diluted earnings/(loss) per share:
     Earnings/(loss) per share from continuing operations                        $      0.04      $     (0.29)
                                                                                 ===========      ===========
     Earnings/(loss) per share from discontinuing operations                     $         -      $     (0.12)
                                                                                 ===========      ===========
     Net income/(loss) per share                                                 $      0.04      $     (0.41)
                                                                                 ===========      ===========
Weighted average number of
     common shares outstanding                                                     4,513,012        4,295,266
                                                                                 ===========      ===========


All per share amounts has been adjusted for the 1 for 4 stock split, effective on July 2, 1998.

         See accompanying notes to consolidated financial statements

                          ENTERPRISE SOFTWARE, INC.
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Three Months Ended June 30, 1998
                                 (Unaudited)


                                         Common Stock                                                 Foreign
                                 ---------------------------      Additional                          Currency
                                     Number of    Common           Paid-in         Accumulated       Translation
                                      Shares      Stock            Capital          Deficit          Adjustment          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 1998        18,052,047       $    18,052      $43,412,279     $(29,873,798)      $  337,405      $13,893,938

Redemption of Preferred
Stock, Series A                          -                 -       (2,099,999)               -                -       (2,099,999)

1 for 4 reverse stock split    (13,539,035)                -                -                -                -                -

Net Income                               -                 -                -          198,599                -          198,599

Other comprehensive income,
  net of tax, foreign currency
  translation adjustment                 -                 -                -                -          (61,841)         (61,841)
                                ----------       -----------      -----------     ------------       ----------      -----------
Balance at June 30, 1998
                                 4,513,012       $    18,052      $41,312,280     $(29,675,199)      $  275,564      $11,930,697
                                ==========       ===========      ===========     ============       ==========      ===========


          See accompanying notes to consolidated financial statements

                          ENTERPRISE SOFTWARE, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

<Caption)
                                                               For Three Months Ended June 30,
                                                              ---------------------------------
                                                                  1998                1997
                                                              -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                           $   198,599         $ (1,558,986)
  Adjustments to reconcile net income/(loss) to
    net cash provided by (used in) operating
    activities:
       Depreciation and amortization                              662,715            1,167,454
       Non-cash writedown of assets                                                    860,288
       Amortization of Discount on note payable                    48,051                  -
       Gain on sale of building and other property
         and equipment                                              4,614                  -
       Realized/Unrealized loss on notes receivable
         due to foreign exchange                                    9,387               69,915
       Changes in operating assets and liabilities:
         Restricted cash                                              -                  5,565
         Accounts receivable                                     (347,501)             290,077
         Inventories                                                  -                  8,578
         Prepaid expenses                                        (233,559)             400,906
         Other assets                                             (38,105)            (114,256)
         Accounts payable and accrued expenses                   (457,452)            (852,046)
         Deferred income                                         (324,958)              (7,318)
         Other long-term liabilities                               (3,751)             (56,298)
                                                              -----------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (481,960)             213,879
                                                              -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (66,529)            (359,556)
  Capitalized software development costs                          (81,249)            (285,938)
  Collection on notes receivable                                  111,702               76,989
  Net proceeds from sale of building and other
  property and equipment                                           32,979                  -
  Payments for purchase of Media Information Services                 -             (1,444,809)
                                                              -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES                              (3,097)          (2,013,314)
                                                              -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable, line of credit, and
  capitalized leases                                           (4,036,728)            (723,973)
  Repayment of notes payable to shareholders                     (190,045)           1,757,822
  Deferred financing costs                                        (50,000)                 -
  Proceeds from notes payable/Line Of Credit                    3,408,310                  -
  Redemption of Series A preferred stock                       (2,100,000)                 -
  Dividends on preferred stock                                        -                (19,500)
                                                              -----------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (2,968,463)           1,014,349
                                                              -----------         ------------
DECREASE IN CASH AND CASH EQUIVALENTS                          (3,453,520)            (785,086)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 6,169,382            2,885,406
                                                              -----------         ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 2,715,862         $  2,100,320
                                                              ===========         ============

         See accompanying notes to consolidated financial statements

                          ENTERPRISE SOFTWARE, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                     396,922          319,309
   Income taxes                                 208,363            3,530

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    During the threee months ended June 30, 1998, the Company incurred capital lease obligations of $337,283.









         See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying consolidated financial statements include the accounts of Enterprise Software, Inc., plus the accounts of its subsidiaries during the periods that such subsidiaries were owned by Enterprise Software, Inc. The subsidiaries include its wholly-owned subsidiaries of Mediatech (through its sale on July 18, 1997), Starcom (through its sale on July 18, 1997), CCMS and Enterprise together with Enterprise's subsidiary companies, (collectively "the Company"). The Company changed its name from IndeNet, Inc. to Enterprise Software, Inc.
         effective July 2, 1998.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31,1998 included in the Company's Form 10-KSB. The results of operations for the three-month period ended June 30, 1998 are not necessarily indicative of the results for the year ending March 31, 1999.

2. Net income/loss per share was determined by taking the sum of the net profit/loss less preferred stock dividends divided by the weighted average number of common shares outstanding. The impact of common share equivalents on the determination of basic and diluted earnings per share is not material for the three months ended June 30, 1998. All per share amounts have been adjusted for the 1-for-4 stock split effective on July 2, 1998.

3. In April 1998, the Company repurchased 190 remaining shares of its Series A Preferred Stock "(Series A") for $2.1 million in cash. The $2.1 million was comprised of stated value of $1.9 million, plus $200,000 in accrued accretion.

4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income for the Company is comprised of the following:

                                             Three Months Ended June 30,
                                               1998              1997
                                        ------------------ ----------------
   Net income(loss)                        $198,599        $(1,558,986)

   Other comprehensive income,
      Net of tax
         Foreign currency translation       (61,841)           (43,559)
                                        ------------------ ----------------
   Comprehensive income                   $ 136,758        $(1,602,545)

5. On August 4, 1998, the Company announced that it signed a definitive agreement to acquire Revive Technologies, Inc. Revive, a privately held company based in Carnegie, Pennsylvania, is a leader in automated software conversion from legacy systems to newer technologies. The acquisition will be funded by the use the company's current credit line arrangements and the issuance of approximately 893,500 shares of common stock. It is anticipated that the acquisition will be completed during the second fiscal quarter.

6. The following table sets forth the computation of basic and diluted earnings per share:

                                                    1998              1997
                                              ----------------- ---------------
  Income/(loss) from continuing operations    $     198,599     $(1,062,371)
  Loss from discontinued operations                                (496,615)
                                                          -
                                              ----------------- ---------------
  Net income/(loss)                                 198,599      (1,558,986)
  Dividends to preferred shareholders                               205,800
                                                          -
                                              ----------------- ---------------
  Net income/(loss) allocable to common
    shareholders                              $     198,599     $(1,764,786)

  Weighted average shares                         4,513,012       4,295,266
  Effect of dilutive securities                     119,664               -
                                              ----------------- ---------------
  Adjusted weighted average shares                4,632,676       4,295,266
                                              ================= ===============

                            ENTERPRISE SOFTWARE, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations for the three-months ended June 30, 1998 include the operations of Enterprise and CCMS. For the three-months ended June 30, 1997, the operations of the Company were conducted through the aforementioned subsidiaries, Enterprise and CCMS, together with Starcom Mediatech, and the Digital Network, all of which were sold on July 18, 1997 to Digital Generation Systems, Inc., a California Corporation.

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


Revenue

The revenue from Enterprise and CCMS for the three months ended June 30, 1998 increased by 33% in comparison to the revenue of those subsidiaries for the three months ended June 30, 1997. Approximately $700,000 of the increase was due to the acquisition of Boss at March 31, 1998. The remaining increase was due to increased sales for its software systems from a growing client base on a consolidated basis. It is anticipated that revenue in future periods for the Company on a consolidated basis will continue to increase, as the business increases.


Cost of Sales

Cost of sales increased by approximately $264,000 for the three months ended June 30, 1998 compared to the same period from the prior year. However, cost of sales decreased as a percentage of sales by approximately 7%. The underlying decrease as a percentage of sales was the result of a reduction in computer maintenance following a re-equipment last year with new machines for the computer bureau. Additionally, a significant portion of the increase in sales was due to increases in license rental revenue. There was little incremental cost associated with this increase in sales and as a result, the gross profit margin increased accordingly. It is anticipated that cost of sales in future periods for the Company on a consolidated basis will increase in future periods, but it is expected that the gross profit margin will also increase as the volume of software license income increases.

Selling, General and Administrative Expenses

There was an increase in selling, general and administrative expenses of approximately $656,000 for the period ended June 30, 1998 in comparison to the same period last year. The increase in S,G&A expenses for the current three month period was partially the result of the acquisition of Boss. In addition, an increase in the headcount of the Company resulted in an increase in salaries and related expenses. There was also an increase in wage rates and employee benefits for computer staff that resulted in an increase of 9% in salaries and related benefits. In keeping with other computer companies, the Company expects in future periods to continue to be under pressure to increase wage rates in order to retain qualified staff, particularly through the Year 2000. It is anticipated that other general and administrative expenses will increase in future periods due to the expanding business of the Company.


Depreciation and Amortization

Depreciation and amortization increased by approximately $140,000. The increase was due to the amortization of the goodwill associated with the acquisition of Boss, and the result of the purchase of new computer equipment during fiscal 1998. It is not anticipated that depreciation and amortization in future periods will significantly change in comparison to depreciation and amortization of the current period.


Research and Development

The Company is committed to continued development and improvement of its products. Total expenditure in the three-months ended June 30, 1998 amounted to $0.4 million, of which $0.3 was expensed. The Company expects its R&D expenditure will be substantial in future periods due to new product development and planned enhancements of existing products.


Corporate

The corporate overhead represents general and administrative expenses related to the administration of the Company, exclusive of the expenses of the subsidiaries. These expenses for three-months ended June 30, 1998 compared to the comparative prior period increased. The increase was substantially due to an increase in legal and professional fees in connection with the audit of the Company, corporate accounting, and legal fees in defense of lawsuits. A reduction of personnel, as well as a reduction of occupancy and marketing costs also mitigated the increased cost of legal and professional fees. Future periods' expenses are expected to remain consistent with the current period.


Interest Income

Interest income increased in the current quarter due to increased cash resources invested as a result of the issuance of subordinated debentures to Allied Capital Corporation on March 26, 1998. The initial draw of $9 million was utilized to settle other debt, fund the cash element of the Boss acquisition, with the remaining cash being invested in an interest bearing account.

Interest Expense

Interest expense increased from the prior period as a result in the issuance of the subordinated debentures to Allied Capital Corporation and the issuance of notes payable to the founders of Boss. Interest expense is not expected to significantly change in future periods, unless the company increases the outstanding debt to finance any acquisitions.

Income Tax Expense

At June 30, 1998, the Company has a net operating loss carryforward of approximately $17.0 million for federal income tax purposes. The carryforward expires in varying amounts and years through 2012. This loss carryforward also gives rise to a deferred tax asset of approximately $5.8 million. This tax asset has a valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the three months ended June 30, 1998 includes state taxes paid for various states in which the Company does business.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 1997 represented the results of operations for Starcom Mediatech and the Digital Network. These subsidiaries were sold on July 18, 1997, and as a result have no operations to report for the three months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $2.7 million in cash and cash equivalents. In June 1998, the company obtained a $7 million line of credit facility, of which $3.6 million was available at June 30, 1998. The Company's working capital deficit was $3.1 million at June 30, 1998. During the three-months ended June 30, 1998, cash and cash equivalents decreased $3.4 million. The Company used $1.1 million to reduce debt and lines of credit. An additional $2.1 million was used to repurchase 190 shares of Series A Preferred Stock.

Based on the projected operations of the Company's subsidiaries (Enterprise and CCMS), the Company currently believes that its consolidated operations will generate sufficient cash to fund the subsidiaries working capital needs for the next twelve months. Such projections are based on projected benefits to be derived from the operations of the subsidiaries. No assurance can be given that the projected operations or projected benefits will be realized.

Any future acquisitions will be funded from equity and/or debt financing. Payments on promissory notes and notes payable in respect of recent acquisitions are expected to be met from the funds generated from operations. There is no assurance given that anticipated future capital financings will be successful or that funds will be available from Enterprise's subsidiaries to meet capital requirements.

                            ENTERPRISE SOFTWARE, INC.

PART II: OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  The Company held a special meeting of shareholders on July 2, 1998 to consider and act upon proposals to (a) effect a reverse stock split of the company's common stock, (b) amend the Company's existing stock option plan, and (c) change the name of the Company to "Enterprise Software, Inc." The reverse stock split and the name change was approved by the stockholders, however the amendment of the existing stock option plan was not approved. The following represents the results of the special meeting:

                                 For              Against               Abstain
                            ---------------------------------------------------
Reverse Stock Split           14,478,812         2,145,211              144,366
Stock Option Plan              5,793,901         6,051,058              110,786
Name Change                   15,351,314         1,269,103              147,972


As a result of the above reverse stock split, the number of shares deliverable upon exercise of the warrants and options under the Stock Option Plan of the Registrant have been adjusted accordingly.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            ENTERPRISE SOFTWARE, INC.



Date:  August 7, 1998                       By: /s/ D. W. Martin
                                            ------------------------
                                            David W. Martin
                                            Chief Financial Officer
                                            (Principal Financial and Chief
                                             Accounting Officer)