Form 10-K405/A
period 1998-03-31
ENTERPRISE SOFTWARE INC
filed 1998-08-13
CIK 833847

                                            The following items were the subject
                                               of a Form 12b-25 and are included
                                                             herein:  Items 9-12



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


                         COMMISSION FILE NUMBER: 0-18034


                            ENTERPRISE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    68-015837
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


38705 Seven Mile Road, Suite 435, Livonia, MI                         48152
 (Address of principal executive offices)                          (Zip Code)

                                 (248) 380-6070
              (Registrant's telephone number, including area code)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year ended March 31, 1998 were $24,175,736.

As of June 24, 1998 there were 18,052,425 shares of Common Stock issued and outstanding, and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $32 million.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes      No   x
                                                                ----    ----

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management of the Company

         Set forth below is certain information with respect to the current directors and executive officers of the Company:

                                                                                              DIRECTOR
        NAME                 AGE                   POSITION WITH THE COMPANY                    SINCE
        ----                 ---                   -------------------------                  --------
Andre A. Blay                 61          Chairman of the Board and Chief Executive Officer     1996

Thomas H. Baur                53          Director                                              1995

Robert Beauregard             59          Director                                              1997

H. Bradley Eden               39          Director and Secretary                                1997

Richard L. Schleufer          45          Director; Chief Executive Officer of Enterprise       1996
                                            Systems Group Limited (hereafter in Part III,
                                            "Enterprise Ltd.")

David W. Martin               48          Chief Financial Officer, Financial Director of         --
                                            Enterprise Ltd.

Robert A. Blay                40          Vice President of Business Development and
                                            Assistant Secretary                                  --

      ANDRE A. BLAY became Chairman of the Board of the Company in April 1997 and its Chief Executive Officer in July 1997. He has been a Director of the Company since the Company's acquisition of Starcom Television Services, Inc. ("Starcom") in February 1996. Until it was acquired by the Company, Mr. Blay served as a director of Starcom. Mr. Blay also is a major shareholder and director of Media Station, Inc., a multimedia company based in Ann Arbor, Michigan, serves on the board of directors of Geppetos Workshop, a privately-held software company, and is an advisor to the Enterprise Development Fund and the Michigan State University Foundation. In 1969 Mr. Blay founded Magnetic Video Corp., the world's first pre-recorded video cassette company, which subsequently was acquired by Twentieth Century Fox. In 1981, he founded The Blay Corp., which subsequently was acquired by Coca-Cola. Mr. Blay also has produced motion pictures for Universal, Columbia, and Paramount.

      THOMAS H. BAUR is the Chairman and largest stockholder of Travel Technology Group, a private corporate travel management company. He has been a Director of the Company since March 1995. From 1975 until the acquisition by the Company of Mediatech, Inc. ("Mediatech") in February 1995, Mr. Baur was the Chairman and Chief Executive Officer of Mediatech. From the time of that acquisition until July 18, 1997, when the Company sold all of its interest in Mediatech to an unaffiliated third party, he was the President of Mediatech. He now serves as a consultant to the buyer of Mediatech. Mr. Baur is a member of the board of directors of the Chicago Museum of Broadcast Communication and was a founder of the International Television Association and the Chicago Coalition. In 1989 he received the Arthur Andersen & Co. small business award for excellence.

      ROBERT BEAUREGARD is President of The Beauregard Group, Inc., a marketing and communications consulting company, a position he has held since founding that company in 1994. From 1988 to 1994, he was the group publisher and then President of Sports Publishing Group, Inc., a Times Mirror Magazine company, and from 1964 until joining Times Mirror, he held various executive offices with several J. Walter Thompson advertising agency and publishing companies in Canada, Europe, and the United States. Mr. Beauregard has been a Director of the Company since August 1997.

      H. BRADLEY EDEN is the Chairman of Eden Capital, LLC ("Eden"), a holding company formed by Mr. Eden in 1996 to hold ownership interests in various investment advisory firms. Before forming Eden, he served as President of Fund Evaluation Group, an investment consulting firm that he co-founded in 1985. Mr. Eden has been a Director of the Company since June 1997. He became Secretary of the Company during the current calendar year.

      RICHARD L. SCHLEUFER has been a Director of the Company since the Company acquired Enterprise Ltd. in May 1996. He was appointed Chief Executive Officer of Enterprise Ltd. in June 1996, after serving since 1987 as President and Chief Executive Officer of Enterprise Systems Group, Inc., the North American subsidiary of Enterprise Ltd. Mr. Schleufer joined Enterprise Systems Group, Inc. in 1986 as its Vice President of Finance and Administration.

      DAVID W. MARTIN has been Chief Financial Officer of the Company since June 1998. He also is the Group Financial Director of Enterprise Ltd., a position he has held since September 1989. Mr. Martin joined Enterprise Ltd. in 1982.

      ROBERT A. BLAY became Vice President of Business Development and Assistant Secretary of the Company in November 1997. Prior to joining the Company he had served for over five years in various executive capacities for various other software and media-related companies.

         All Directors of the Company hold office until the next annual meeting of its stockholders or until their successors are elected or appointed. Officers of the Company are elected by and serve at the discretion of the Board of Directors. No director or officer of the Company is related to any other Company director or officer, except that Andre Blay is the father of Robert Blay.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and any beneficial owner of more than ten percent of its outstanding common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and subsequent reports of changes in beneficial ownership of Company equity securities. SEC regulations also require such persons to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of Section 16(a) forms filed with the SEC and submitted to the Company with respect to its fiscal year ended March 31, 1998 ("fiscal 1998") by persons subject to Section 16(a) reporting concerning
Company equity securities during that fiscal year and a review of written statements from some of them to the effect that other Section 16(a) forms were not required, the Company believes that all Section 16 forms required of such persons with respect to fiscal 1998 were timely filed, except that Mr. Graeme R. Jenner (who was an executive officer of the Company for part of the fiscal year) was late in filing a report concerning his beneficial ownership of Company equity securities as of the time he first became an executive officer; Mr. Robert Blay also was late in filing such a report; each of Messrs. Beauregard and Eden was late in filing a report concerning his beneficial ownership of Company equity securities as of the time he became a director of the Company; Mr. Beauregard was late in reporting two purchases of shares of Company common stock that occurred last October and six share purchases that occurred last December; Mr. Eden was late in reporting a share purchase that occurred last September; Mr. Baur was late in reporting four sales of shares that occurred last September and three share purchases that occurred last
March; Mr. Schleufer was late in reporting a share purchase that occurred last March; Mr. Andre Blay was late in reporting four share purchases that occurred last February and four share purchases that occurred last March; and the following former executive officers or directors of the Company: Mr. Jenner, Mr. Richard J. Parent, Mr. Robert E. Derham, Mr. Carey S. Fitchey, and Mr. William A. Kunkel, did not file a Form 5 with respect to fiscal 1998 and also did not advise the Company in writing that such a filing was not required.

ITEM 10.  EXECUTIVE COMPENSATION

Certain Summary Information

         The following table provides information concerning the compensation for services in all capacities to the Company for fiscal 1998 and the immediately preceding fiscal year (if he also was an executive officer of the Company during that year) of Andre Blay, who has been the Company's Chief Executive Officer ("CEO") since late July 1997, Graeme Jenner, who served as CEO from the beginning of fiscal 1998 until succeeded by Mr. Blay, and each other individual who served as an executive officer of the Company during fiscal 1998 and whose total salary and bonus for that year exceeded $100,000 (Messrs. Blay and Jenner and such other individuals, the "named executives"). No information for the fiscal year ended March 31,1996 is presented in table because none of the named executives was an executive officer of the Company during that year.


                           SUMMARY COMPENSATION TABLE





                                                     ANNUAL                LONG-TERM
                                                 COMPENSATION(1)         COMPENSATION
                                                 --------------          ------------

                                                                            AWARDS
                                                                         ------------

                                                                           SHARES OF
                                                                         COMMON STOCK
           NAME AND               FISCAL                                  UNDERLYING            ALL OTHER
      PRINCIPAL POSITION           YEAR       SALARY($)     BONUS($)     OPTIONS #(2)        COMPENSATION($)
------------------------------   --------    ----------    ----------  ----------------   ----------------------
Andre A. Blay...............       1998      $196,800(3)    $    -0-         -0-               $     -0-
  Chairman of the Board and
  Chief Executive Officer


Graeme R. Jenner............       1998      $215,314(4)    $    -0-         -0-               $495,527(7)
  Former Chief Executive           1997      $169,600(5)                 50,000(6)             $120,460
  Officer

Richard L. Schleufer........       1998      $219,600(8)    $75,000          -0-               $     -0-
  Chief Executive Officer of       1997      $169,600(8)     $   -0-     31,250                $     -0-
  Enterprise Ltd.


Richard J. Parent...........       1998      $294,394(9)     $   -0-      7,500(10)            $161,947(11)
  Former Chief Financial           1997      $117,479       $    -0-     20,000(12)            $     -0-
  Officer


----------------

 (1) Does not include any information concerning perquisites or other personal benefits, the incremental cost to the Company of which, for each named executive in each fiscal year, was less than 10% of the total salary and bonus reported for the executive for the fiscal year.

 (2) Share numbers have been adjusted for a 4-to-1 reverse split of the Company's common stock that became effective during July 1998.

 (3) Includes a $6,800 automobile allowance and includes $125,000 paid as consulting fees to Mackinac Media, Inc., which is affiliated with Mr. Andre Blay.

 (4)     Includes a $3,750 automobile allowance.

 (5)     Includes a $4,500 automobile allowance.

 (6) In connection with the termination of Mr. Jenner's employment in July 1997, all of these options were purchased and thereafter canceled by the Company.

 (7) Consists of $395,527 paid to Mr. Jenner as severance benefits in connection with his employment termination and $100,000 paid for the purchase of options referred to in note (6).

 (8)     Includes a $9,600 automobile allowance.

 (9)     Includes a $6,000 automobile allowance.

 (10) These options expired unexercised in connection with the termination of Mr. Parent's employment in January 1998.

 (11) Consists of $84,000 of severance benefits paid to Mr. Parent in fiscal 1998 in connection with his employment termination and $77,947 paid him for the purchase of options referred to in note (12). For additional information concerning Mr. Parent's severance benefits, see "Employment Contracts, Termination of Employment, and Change in Control Arrangements" below.

 (12) These options were purchased by the Company and thereafter canceled in connection with Mr. Parent's employment termination.

Certain Information Concerning Stock Options

         The following table provides information concerning options to purchase the Company's common stock granted to named executives by the Company during fiscal 1998. The share number and exercise price reported in this table have been adjusted for the Reverse Stock Split.



                                                               OPTION GRANTS IN LAST FISCAL YEAR
                                                                       INDIVIDUAL GRANTS
                                   ------------------------------------------------------------------------------------------
                                        NUMBER OF           PERCENTAGE OF TOTAL
                                        SECURITIES            OPTIONS GRANTED
                                        UNDERLYING             TO EMPLOYEES          EXERCISE PRICE
            NAME                     OPTIONS GRANTED          IN FISCAL YEAR           (PER SHARE)        EXPIRATION DATE
-----------------------------      ------------------------------------------------------------------------------------------
Andre A. Blay                              -0-                      N/A                    N/A                  N/A

Graeme R. Jenner                           -0-                      N/A                    N/A                  N/A


Richard L. Schleufer                       -0-                      N/A                    N/A                  N/A

Richard J. Parent                         7,500                      %                    $6.52               N/A(1)

(1) These options expired unexercised in connection with Mr. Parent's employment termination.


         During fiscal 1998, none of the named executives exercised any option to purchase Company common stock that had been granted to him by the Company. The following table provides information concerning their holdings of such options at the end of the fiscal year. Share numbers reported in this table give effect to the Reverse Stock Split. Values have been calculated by multiplying those numbers by the NASDAQ closing price of the common stock at fiscal year end, adjusted for the Reverse Stock Split, and subtracting the aggregate exercise price for the optioned shares.



                                        FISCAL YEAR END OPTION VALUES

                                     NUMBER OF         VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                               AT FISCAL YEAR END (#)  AT FISCAL YEAR END ($)

                                   EXERCISABLE/            EXERCISABLE/
NAME                               UNEXERCISABLE           UNEXERCISABLE
------                            ---------------         ---------------

Andre A. Blay                       123,598/0               $849,736/$0
Graeme R. Jenner                          0/0                     $0/$0
Richard L. Schleufer                 31,250/0                $62,500/$0
Richard J. Parent                         0/0                     $0/$0

Employment Contracts, Termination of Employment, and Change in Control Arrangements


      Andre Blay has an employment agreement with the Company. Its stated term expires on August 31, 2002, though either party can terminate it with or without cause on 30 days' notice. Under the agreement, Mr. Blay is entitled to receive a base salary at the rate of $240,000 per year until August 31, 1998, $300,000 per year from September 1, 1998 through August 31, 1999, and $360,000 per year after August 31, 1999, and a discretionary annual bonus in an amount to be determined by the Compensation Committee and the Board of Directors based on his achievement of personal performance goals to be established each year by the Committee or the Board. The agreement also contemplates that the Company will grant Mr. Blay options to purchase 600,000 shares of its common stock, but due to the stockholders' failure to approve the new stock option plan at their July 2, 1998 meeting, none of these options has been granted. If the Company terminates Mr. Blay's employment (other than for "cause," as defined in the agreement) during the two years following a "change of control" (as there defined), it must make a cash payment to him in an amount equal to the greater of twice his annual base salary or his annual base salary multiplied by the number of years remaining in the agreement's stated term. Except in connection with a change of control, if the Company terminates his employment (other than for cause or due to death or disability), he is entitled to continue to receive his base salary for one year following termination. The Company must require any assignee of substantially all of its business or assets to assume the agreement, and if it does not, it must pay Mr. Blay the same amount it would have been required to pay if it had terminated his employment within two years following a change of control.

      Richard Schleufer also has an employment agreement with the Company. Its stated term expires on May 23, 2003, though either party can terminate it with or without cause on 30 days' notice. Under the agreement, Mr. Schleufer is entitled to receive a base salary at the rate of $250,000 per year and a discretionary annual bonus in an amount to be determined by the Compensation Committee and the Board of Directors based on his achievement of personal performance goals to be established each year by the Committee or the Board. The agreement also contemplates that the Company will grant Mr. Schleufer options to purchase 300,000 shares of its common stock, but due to the stockholders' failure to approve the new stock option plan, none of these options has been granted. If the Company terminates Mr. Schleufer's employment (other than for "cause," as defined) during the two years following a "change of control" (as defined), it must make a cash payment to him in an amount equal to the greater of twice his annual base salary or his annual base salary multiplied by the number of years remaining in the agreement's stated term. Except in connection with a change of control, if the Company terminates his employment (other than for cause or due to death or disability), he is entitled to continue to receive his base salary for one year following termination. The Company must require any assignee of substantially all of its business or assets to assume the agreement, and if it does not, it must pay Mr. Schleufer the same amount it would have been required to pay if it had terminated his employment within two years following a change of control.

     While he was Chief Executive Officer of the Company, Graeme Jenner had an employment agreement with the Company, the initial term of which had not expired by the time he left the Company. The agreement contemplated that he would receive a severance payment equal to at least one year's salary if he were terminated by the Company prior to the end of the agreement's term. In connection with negotiating a mutually agreeable termination of his employment, the Company agreed to pay Mr. Jenner the $395,527 cash severance benefits reported for him as fiscal 1998 "All Other Compensation" in the Summary Compensation Table above and to purchase for $100,000 the options that had been granted to him in the preceding fiscal year, which amount also is reported under that item of the Summary Compensation Table. In addition to these severance and option repurchase payments, in connection with the termination of his employment the Company paid $348,310 to Mr. Jenner to purchase certain promissory notes that had been issued by the Company to Mr. Jenner or affiliates of Mr. Jenner in May 1996 in connection with the Company's acquisition of Enterprise Ltd. (Mr. Jenner and those affiliates had been among the stockholders of Enterprise Ltd. at the time of that acquisition.) When these promissory notes were purchased by the Company, the aggregate principal of and accrued interest on the notes was $409,777.

     While he was Chief Financial Office of the Company, Richard Parent also had an employment agreement with the Company, the term of which also had not expired by the time he left the Company. The agreement contemplated that he would receive severance benefits equal to at least one year's salary if he were terminated by the Company before the agreement expired. In connection with negotiating a mutually agreeable termination of Mr. Parent's employment, the Company agreed to pay him cash severance benefits totaling $126,000 (half at termination and the remainder in $10,500 increments over the next six months) and to purchase for $77,947 the options on Company common stock that had been granted to him in the preceding fiscal year. The severance payments made to Mr. Parent in fiscal 1998 and the purchase price for the options are reported for him in the Summary Compensation Table as fiscal 1998 "All Other Compensation."

Director Compensation

     Beginning in the current fiscal year, directors of the Company other than those who also are employees of the Company or a subsidiary are paid $1,000 for each Board meeting attended. The Company also reimburses non-employee directors for travel expenses incurred to attend Board meetings. In certain years before fiscal 1998, non-employee directors automatically were granted options to purchase Company common stock in January of the year. During fiscal 1998, the terms of options granted in the preceding fiscal year were modified to lower the exercise price per share.

Compensation Committee Interlocks and Insider Participation

     Certain decisions concerning the fiscal 1998 compensation of executive officers of the Company, including the named executives, were made by the Compensation Committee of the Board of Directors of the Company. All other such decisions were made by the full Board of Directors.

       The current members of the Compensation Committee are Mr. Andre Blay, Mr. Baur, Mr. Eden, and Mr. Beauregard. Mr. Blay was a member of the committee throughout fiscal 1988, Mr. Baur joined the committee after Mediatech was sold in July 1997, and Messrs. Eden and Beauregard joined the committee in October 1997. The only other persons who served on the committee or on the Board of Directors at any time during fiscal 1998 are the Company's former directors Cary Fitchey and William Kunkel, each of whom served on the committee from the beginning of the fiscal year until leaving the Board.

     Andre Blay is the Chairman of the Board (since April 1997) and Chief Executive Officer (since July 1997) of the Company. The fiscal 1998 "Salary" reported for Mr. Blay in the Summary Compensation Table includes $125,000 paid as consulting fees to Mackinac Media, Inc., which is controlled by Mr. Blay.

     Before the Company sold Mediatech in July 1998, Mr. Baur was employed by the Company as the President of Mediatech. While Mediatech was owned by the Company, Mediatech leased office, production, and warehousing facilities in Chicago, Illinois from real estate partnerships affiliated with Mr. Baur. Rental payments made for these premises in fiscal 1998 totaled $184,886.

       Mr. Fitchey is a former employee and former executive officer of Coral, Inc., a predecessor of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table provides information regarding each person known by the Company to beneficially own, as of July 30, 1998 (unless otherwise indicated by footnote), more than five percent of the Company's outstanding common stock. Information concerning each Company director named in the table has been provided by him; the sources of information concerning other parties named are indicated in notes to the table. Where a source of information is dated prior to the Reverse Stock Split, the number of shares reported has been adjusted to reflect the Reverse Stock Split.

Name and Address of
Beneficial Owner                                          Number of Shares(1)              Percent of Class(1)
----------------                                          -------------------              -------------------
Andre A. Blay                                                      386,032(2)                            8.33%
38705 Seven Mile Road, Suite 435
Livonia, MI 48152

Thomas H. Baur                                                     246,757(3)                            5.44
38705 Seven Mile Road, Suite 435
Livonia, MI 48152

Killer Barn, Inc.(4)                                               382,500                               8.48
821 Tavern Road
Alpine, CA 91901

AWM Investment Company, Inc.,                                      325,000                               7.20
  Austin W. Marze, and
  certain related limited
  partnerships(5)
153 East 53rd Street
New York, NY 10222

The TCW Group, Inc.                                                231,600                               5.13
  and Robert Day (6)
865 South Figueroa Street
Suite 1800
Los Angeles, CA 90017(7)

InterEquity Capital                                                286,738                               6.35
  Partners, L.P., Irvin
  Schlass and certain
  of his relatives, and Stephen
  Raphael and certain of
  his relatives (8)
c/o InterEquity Capital Corp.
220 Fifth Avenue
New York, NY 10001


(1) Pursuant to applicable SEC regulations, for purposes of reporting shares and the percentage of outstanding shares owned by a person or group of persons identified in this table, shares subject to options or warrants owned by such person or group that currently are exercisable or that will become exercisable within the next 60 days are treated as outstanding, but no shares subject to options or warrants owned by any other person or group are treated as outstanding. Unless otherwise indicated by subsequent notes, each person or group of persons identified in this table has sole voting power and sole dispositive powers over the shares reported for that person or group.

(2) Includes shares held in the Andre A. Blay Living Trust or the Robert A. Blay Trust, for each of which Andre Blay acts as sole trustee, and shares held in the Andre A. Blay Individual Retirement Account, for which he acts as sole custodian. Also includes 123,958 shares subject to currently exercisable options. Does not include 3,400 shares held in the Nancy Blay Individual Retirement Account. Andre Blay's wife, Nancy, acts as sole custodian with respect to that account, and Mr. Blay disclaims beneficial ownership of any shares held in that account.

(3)      Includes 25,000 shares subject to currently exercisable options.

(4) Killer Barn, Inc. is owned and controlled by Mr. William D. Killion, who served as a director of IndeNet, Inc. from November 1995 until January 30, 1997. Information concerning shares owned by Killer Barn has been provided to the Company by Mr. Killion.

(5) Information reported is based on a Schedule 13G (the "AWM Schedule") filed with the SEC February 12, 1998 by AWM Investment Company, Inc. ("AWM"), Mr. Marze, Special Situations Fund III, L.P. ("SS Fund"), and MGP Advisers Limited Partnership, L.P. ("MGP"). According to the AWM
         Schedule: AWM, an investment advisor, is a general partner of and advisor to MGP and also is an advisor to Special Situations Cayman Fund, L.P. ("Cayman"); MGP, also an investment advisor, is a general partner of and advisor to SS Fund; and Mr.Marze is the Chief Executive Officer of AWM and a general partner and the principal limited partner of MGP and principally responsible for the selection, acquisition, and disposition of portfolio securities by AWM on behalf of MPG, SS Fund, and Cayman. Based on the AWM Schedule, AWM and Mr. Marze may be viewed as sharing voting and dispositive power over all of the reported shares, partially with MGP and SS Fund, and partially with Cayman.

(6) Information reported is based on a Schedule 13G (the "TCW Schedule") filed with the SEC February 12, 1998 by The TCW Group, Inc. ("TCW") and Mr. Day. According to the TCW Schedule, the reported shares are held by Trust Company of the West, a bank as defined in Section 3(a)(6) of the Exchange Act, or TCW Asset Management Company, an investment advisor, both of which are subsidiaries of TCW, and Mr. Day may be deemed to control TCW. The TCW Schedule reports that TCW and Mr. Day each have sole voting and dispositive power over the reported shares.

(7) The address above is the address reported in the TCW Schedule for TCW; the address reported for Mr. Day is 200 Park Avenue, Suite 2200,
         New York, NY 10166.

(8) Information reported is based on a Schedule 13D (the "InterEquity Schedule") filed with the SEC on June 18, 1988 by InterEquity Capital Partners, L.P. ("InterEquity"), Mr. Schlass, Natalie Schlass, Jack Schliefer, Mr. Raphael, Marjorie Raphael, Lucille Raphael, Jacqueline Raphael, and Joanne Alonso. According to the InterEquity Schedule:
         InterEquity is a small business development company, the sole general partner of which is InterEquity Capital Corporation ("ICC"); Mr. Schlass is the Chairman and Chief Executive Officer and Mr. Raphael is a director of ICC; Natalie Schlass and Mr. Schliefer are relatives of Mr. Schlass; and the other reporting persons are relatives of Mr. Raphael. Based on the InterEquity Schedule (after adjustment for the Reserve Stock Split), InterEquity beneficially owns 101,863 of the reported shares (with shared voting and/or dispositive power over some of them), Natalie Schlass has shared voting and dispositive power over 11,250 of the reported shares; Mr. Schlass has sole voting and dispositive power over 17,000 of the reported shares; Mr. Schliefer has sole voting and dispositive power over 68,875 of the reported shares; Mr. Raphael has sole voting and dispositive power over 42,125 of the reported shares; Marjorie Raphael has sole voting and dispositive power over 500 of the reported shares; Lucille Raphael has sole voting and dispositive power over 500 of the reported shares; and Joanne Alonso has sole voting and dispositive power over 4,500 of the reported shares.

Officers and Directors

         The following table provides information concerning the beneficial ownership of Company common stock by each current director and executive officer of the Company, in each case based on information provided by him, and by all current directors and executive officers as a group.

                                                                         Number of
Name                                                                    Shares(1)        Percent of Class(1)
----------------                                                        ----------       -------------------
Andre A. Blay                                                            386,032(2)                 8.33%
Thomas H. Baur                                                           246,757(3)                 5.44
Robert Beauregard                                                         18,750                       *
H. Bradley Eden                                                            3,841                       *
Richard L. Schleufer                                                      50,047(4)                    *
David W. Martin                                                           22,218(5)                    *
Robert A. Blay                                                                 0(6)                    *
All directors and executive
officers as a group (7 persons)                                          727,645                   15.46



(1) Pursuant to applicable SEC regulations, for purposes of reporting shares and the percentage of outstanding shares owned by a named individual, shares subject to options or warrants owned by that individual and currently exercisable or which will become exercisable within the next 60 days (but no shares subject to options or warrants owned by any other individual) are treated as outstanding. For purposes of reporting with respect to the group, shares subject to options or warrants reported for any named individual are treated as outstanding. Unless otherwise indicated by other notes to this table, each individual named has sole voting power and sole dispositive power over the shares reported for him.

(2) See note (2) to the immediately preceding table.

(3) See note (3) to the immediately preceding table.

(4) Includes 31,250 shares subject to currently exercisable options.

(5) Includes 13,750 shares subject to currently exercisable options.

(6) Does not include any shares held in the Robert A. Blay Trust, over which Mr. Blay has no voting or dispositive power. As to those shares, see note (2) to the immediately preceding table

*   Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning promissory note purchases from Graeme Jenner provided in Item 10 under the heading "Employment Contracts, Termination of Employment, and Change in Control Arrangements" and the information concerning transactions relating to Andre Blay and Thomas Baur provided in Item 10 under the heading "Compensation Committee Interlocks and Insider Participation" hereby are incorporated by reference in response to this Item.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTERPRISE SOFTWARE, INC.



                                      By  /s/ Andre A. Blay
                                        --------------------------------------
                                          Andre A. Blay
                                          Chairman and Chief Executive Officer



Date: August 13, 1998