Form 10-K405/A
period 1998-03-31
ENTERPRISE SOFTWARE INC
filed 1998-08-17
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A-2

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from         to
                                              -------    --------
Commission File No.:  0-18034
              ENTERPRISE SOFTWARE, INC. (FORMERLY INDENET, INC.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           68-0158367
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the issuer's most recent fiscal year ended March 31, 1998 are $24,175,736.

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

         The registrant hereby amends its Form 10-KSB for the fiscal year ended March 31, 1998 to change Item 7 as set forth below:

Item 7.  Financial Statements

         The financial statements begin on page F-1.

PART III


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 13(a)(1) Exhibits

Exhibit Number                              Description
--------------------------------------------------------------------------------

23.1                          Consent of KPMG Peat Marwick LLP

23.2                          Consent of BDO Seidman, LLP

27                            Financial Data Schedule

23.1                          Consent of KPMG Peat Marwick LLP

23.2                          Consent of BDO Seidman, LLP

27                            Financial Data Schedule

Enterprise Software, Inc.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDENET, INC.


Signed                   By:   /s/ Andre A. Blay         Dated: August 12, 1998
                               Andre A. Blay
                               Chairman of the Board and Chief Executive Officer


                         By:   /s/ D. W. Martin          Dated: August 12, 1998
                               David W. Martin,
                               Chief Financial Officer

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

Consolidated Statements of Cash Flows for the years ended March 31, 1998
     and 1997................................................................................        F-9

Notes to Consolidated Financial Statements...................................................        F-13

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Enterprise Software, Inc.


We have audited the accompanying consolidated balance sheet of Enterprise Software, Inc. (formerly IndeNet, Inc.) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprise Software, Inc. and subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



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

                          ENTERPRISE SOFTWARE, INC.
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
  forward

                          ENTERPRISE SOFTWARE, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended March 31, 1998 and 1997



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
                                           ==========    ============   =============     =========== ===========  ============




          See accompanying notes to consolidated financial statements

                          ENTERPRISE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       For the Years Ended
                                                                                             -------------------------------------
                                                                                                1998                      1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                        -----------             -------------
    Net income/(loss)                                                                        $ 2,554,890             $ (25,600,116)
    Adjustments to reconcile net income/(loss) to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                                         3,038,729                 5,992,944
         Amortization of deferred interest                                                           -                     847,000
         Non-cash write-down of assets                                                         5,408,350                       -
         Provision for restructuring charges                                                         -                  17,781,415
         Gain on sale of subsidiaries                                                        (10,412,442)                  (30,466)
         Gain on extinguishment of debt                                                           (2,986)                      -
         Loss on sale of marketable securities                                                   501,607                       -
         Gain on sale of building and other property and equipment                               (38,410)                 (143,216)
         Unrealized loss on notes receivable due to foreign exchange                             148,605                       -
         Allocation of loss to minority interest                                                     -                    (731,910)
         Changes in operating assets and liabilities:
           Restricted cash                                                                       214,876                   185,190
           Accounts and other receivables                                                         18,209                (1,491,085)
           Inventories                                                                            53,153                   332,334
           Prepaid expenses                                                                      494,127                  (466,870)
           Other assets                                                                         (111,724)                  189,209
           Accounts payable and accrued expenses                                              (1,089,175)                2,537,615
           Deferred income                                                                        29,870                  (293,250)
           Other long-term liabilities                                                           767,995                    87,983
                                                                                             -----------             -------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                                      1,575,674                  (803,223)
                                                                                             -----------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                        (646,669)               (1,855,507)
    Capitalized software development costs                                                    (2,159,782)               (4,565,053)
    Advances on notes receivable                                                                 429,490                       -
    Deferred financing costs                                                                    (595,595)                 (456,950)
    Net proceeds from sale of building and other property and equipment                          598,202                 1,326,890
    Net proceeds from sale of subsidiaries                                                    13,495,794                 5,250,000
    Proceeds from sales of marketable securities                                               1,839,655                      -
    Acquisitions net of cash received                                                         (3,932,625)              (11,036,522)
    Cash of acquired businesses                                                                  120,600                   933,550
    Cash of divested business                                                                    (42,451)                 (451,872)
                                                                                             -----------             -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            9,106,619               (10,855,464)
                                                                                             -----------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capitalized leases and notes payable                                         (7,119,659)               (6,931,447)
    Repayment of notes payable to related parties                                             (4,819,518)               (3,670,038)
    Proceeds from notes payable                                                               11,690,916                 9,859,140
    Proceeds from issuance or exercise of warrants and options                                         -                   414,699
    Net proceeds from private placements                                                               -                11,183,606
    Repurchase of Series C preferred stock                                                    (6,574,055)                        -
    Purchase and cancellation of treasury stock                                                 (550,000)                  (52,000)
    Dividends on preferred stock                                                                 (26,000)                  (78,000)
                                                                                             -----------             -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           (7,398,316)               10,725,960
                                                                                             -----------             -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               3,283,977                  (932,727)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                  2,885,406                 3,818,133
                                                                                             -----------             -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                        6,169,383                 2,885,406
                                                                                             ===========              ============
Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE YEAR FOR:
    Interest                                                                                     857,074                 1,463,411
    Income taxes                                                                                   3,910                   264,297

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


See accompanying notes to consolidated financial statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Enterprise Software, Inc. (formerly IndeNet, Inc.) and Subsidiaries (the "Company") and its wholly-owned subsidiaries Mediatech, Inc. ("Mediatech") (since its acquisition on February 3, 1995), Starcom Television Services, Inc. ("Starcom") (since its acquisition on February 7, 1996), Cable Computerized Management Systems, Inc. ("CCMS") (since its acquisition on May 16, 1996), Enterprise Systems Group, Ltd. ("Enterprise") (since its acquisition on May 24,
1996), Media Information Services, Ltd. ("MIS") (since its acquisition April 2,
1997), Boss Associates, Ltd. ("Boss") (since its acquisition on March 31, 1998) and its 66.67% subsidiary Channelmatic, Inc. ("Channelmatic") (since its acquisition on November 27, 1995). The Company's interest in Channelmatic was sold on March 24, 1997, effective for accounting purposes on March 31, 1997. In addition, the Company sold its interest in Mediatech and Starcom on July 18, 1997. All material intercompany transactions and balances have been eliminated.

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

                              INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
23.1                          Consent of KPMG Peat Marwick LLP

23.2                          Consent of BDO Seidman, LLP

27                            Financial Data Schedule