Form 10QSB
period 1998-09-30
ENTERPRISE SOFTWARE INC
filed 1998-11-17
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -----------------------

                                    FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1998

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number: 0-18034

                            ENTERPRISE SOFTWARE, INC
                            ------------------------
               (Exact name of registrant as specified in charter)


Delaware                                                  68-0158367

--------------------------------------------------------------------------------
(State or other jurisdiction                              IRS Employer
of incorporation)                                         Identification No.)

            38705 Seven Mile Road, Suite 435, Livonia, MI 48152-1056
            --------------------------------------------------------
                     (Address of principal executive office)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,406,512 shares of Common Stock, Par Value $.001.

                            ENTERPRISE SOFTWARE, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION:


                Item 1.  Financial Statements:

                                                                                                    Page
                                                                                                     No.
                         Consolidated Condensed Balance Sheets --
                         September 30, 1998 and March 31, 1998...................................     1

                         Consolidated Condensed Statements of Operations -Three and
                         Six Months Ended September 30, 1998 and 1997 ...........................     3

                         Consolidated Condensed Statements of Changes in Stockholders'
                         Equity -- Six-months Ended September 30, 1998...........................     4

                         Consolidated Condensed Statements of Cash Flows --
                         Six-months Ended September 30, 1998 and 1997............................     5

                         Notes to Consolidated Condensed Financial Statements....................     7


                Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations...........................................................     10


PART II.        OTHER INFORMATION................................................................     13

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                                    September 30,           March 31,
                                                                                        1998                   1998
                                                                                    ------------           -----------
                                                                                    (Unaudited)
Current assets:
         Cash and cash equivalents                                                  $ 1,157,953            $ 6,169,383
         Accounts and other receivables, net                                          6,122,580              4,142,186
         Notes receivable, current portion                                              743,061                745,213
         Marketable securities, at fair market value                                    324,101              1,135,000
         Prepaid expenses                                                             1,158,278                570,910
                                                                                    -----------            -----------

Total current assets                                                                  9,505,973             12,762,692

Property and equipment, less accumulated depreciation and
         amortization                                                                 3,118,527              3,142,661

Notes receivable, net of current portion                                              2,631,576              3,011,892
Capitalized software development costs, net                                           1,132,236                     --
Customer list, net                                                                   12,692,447             13,193,465
Goodwill, net                                                                        16,281,443              6,221,592
Other long-term assets                                                                  930,840                626,549
                                                                                    -----------            -----------

TOTAL ASSETS                                                                        $46,293,042            $38,958,851
                                                                                    ===========            ===========





           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   September 30,         March 31,
                                                                                       1998                 1998
                                                                                   ------------        ------------
                                                                                    (Unaudited)
Current liabilities:
         Accounts payable and accrued expenses                                     $  4,900,698        $  5,273,106
         Deferred income                                                              3,161,036           3,073,557
         Notes payable, current portion                                                 339,880           3,504,519
         Notes payable to related parties, current portion                              796,167             779,637
         Capital lease obligations, current portion                                     647,824             785,475
                                                                                   ------------        ------------

Total current liabilities                                                             9,845,605          13,416,294

         Notes payable to related parties, net of current portion                    14,035,467           8,976,384
         Notes payable, net of current portion                                        5,277,842           1,088,490
         Capital lease obligations, net of current portion                            1,434,588           1,400,312
         Other long-term liabilities                                                          -             183,432
                                                                                   ------------        ------------

TOTAL LIABILITIES                                                                    30,593,502          25,064,912

Commitments and contingencies

Redeemable Preferred Stock:
         Preferred stock, Series A, $.0001 par value
             Authorized - 1,200 shares authorized, issued and
            outstanding at  March 31, 1998, 0 shares at September 30, 1998                    -                   1

Stockholders' equity:
         Common stock $.001 par value
             Authorized - 100,000,000 shares
             Issued and outstanding - 5,406,512 shares at September 30, 1998
                 and 4,513,012 shares at March 31, 1998                                   5,407              18,052
         Additional paid-in capital                                                  48,695,228          43,412,279
         Accumulated deficit                                                        (33,287,687)        (29,873,798)
         Accumulated other comprehensive income                                         286,592             337,405
                                                                                   ------------        ------------
             Total stockholders' equity                                              15,699,540          13,893,938
                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 46,293,042        $ 38,958,851
                                                                                   ============        ============


           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended September 30,     Six Months Ended September 30,
                                                                --------------------------------     ------------------------------
                                                                     1998              1997               1998              1997
                                                                 ------------      ------------      ------------      ------------
Revenue                                                          $  7,956,248      $  5,979,252      $ 15,458,533      $ 11,602,014

Cost of sales                                                       3,029,850         2,809,084         5,962,433         5,437,342
                                                                 ------------      ------------      ------------      ------------
Gross profit                                                        4,926,398         3,170,168         9,496,100         6,164,672

Operating expenses:
     Selling, general and administrative                            2,521,768         2,070,259         5,181,942         4,086,968
     Depreciation and amortization                                    843,568           590,320         1,506,283         1,072,698
     Research and development                                         221,641                --           478,024                --
     Corporate                                                        587,223           436,910           967,581           790,832
     Severance costs                                                   68,700           495,527            68,700           495,527
                                                                 ------------      ------------      ------------      ------------
                                                                    4,242,900         3,593,016         8,202,530         6,446,025
                                                                 ------------      ------------      ------------      ------------
         Operating Income (loss)                                      683,498          (422,848)        1,293,570          (281,353)


Other income (expense):
     Interest income                                                   90,601           220,049           235,227           300,487
     Interest expense                                                (645,779)         (327,585)       (1,187,312)         (655,090)
     Loss on extinquishment of debt                                        --           (24,260)               --           (24,260)
     Unrealized loss on marketable securities                         (88,303)               --           (88,303)               --
     Loss on sale of equity securities                                (31,448)         (499,792)          (31,448)         (501,607)
     Non-recurring expenses                                        (3,750,000)          (61,195)       (3,750,000)         (921,483)
     Miscellaneous, net                                               132,984            97,610           132,738               241
                                                                 ------------      ------------      ------------      ------------
                                                                   (4,291,945)         (595,173)       (4,689,098)       (1,801,712)
                                                                 ------------      ------------      ------------      ------------

Loss from continuing operations before income taxes                (3,608,447)       (1,018,021)       (3,395,528)       (2,083,065)

Income taxes (benefit)                                                  4,041          (855,400)           18,361          (848,119)
                                                                 ------------      ------------      ------------      ------------

Loss from continuing operations                                    (3,612,488)         (162,621)       (3,413,889)       (1,234,946)


Discontinued Operations
     Loss from operations, net of income tax benefit of
         $221,000 in 1997                                                  --          (538,242)               --        (1,024,903)

     Gain on disposal of Meditech and Starcom, net of
         income taxes of $ 1,057,000 in 1997                               --         9,355,442                --         9,355,442
                                                                 ------------      ------------      ------------      ------------


Net income/(loss)                                                  (3,612,488)        8,654,579        (3,413,889)        7,095,593

Dividends to preferred shareholders                                        --           113,997                --           319,797
                                                                 ------------      ------------      ------------      ------------

Net income/(loss) allocable to common shareholders               $ (3,612,488)     $  8,540,582      $ (3,413,889)     $  6,775,796
                                                                 ============      ============      ============      ============

Basic and diluted earnings/(loss) per share:
     Earnings/(loss) per share from continuing operations        $      (0.75)     $      (0.06)     $      (0.73)     $      (0.34)
                                                                 ============      ============      ============      ============
     Earnings/(loss) per share from discontinuing operations     $         --      $       1.95      $         --      $       1.85
                                                                 ============      ============      ============      ============
     Net income/(loss) per share                                 $      (0.75)     $       1.89      $      (0.73)     $       1.51
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding                4,794,658         4,513,012         4,654,605         4,513,012
                                                                 ============      ============      ============      ============



           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Six Months Ended September 30, 1998
                                   (Unaudited)






                                                     Common Stock                                          Foreign
                                            -----------------------------  Additional                     Currency
                                               Number of      Common        Paid-in       Accumulated    Translation
                                                Shares         Stock        Capital         Deficit      Adjustment       Total
                                            --------------------------------------------------------------------------------------

Balance at April 1, 1998                      18,052,047    $     18,052  $ 43,412,279   $(29,873,798)  $    337,405   $ 13,893,938


Redemption of Preferred
   Stock, Series A                                    --              --    (2,099,999)            --             --     (2,099,999)

Reverse Stock Split of 1 for 4               (13,539,035)        (13,539)       13,539             --             --             --

Warrants issued in connection with
   subordinated debentures                            --              --       669,053             --             --        669,053

Shares issued for purchase of Revive
   Technologies, Inc.                            893,500             894     6,700,356             --             --      6,701,250

Net loss                                              --              --            --     (3,413,889)            --     (3,413,889)

Other comprehensive income,
   foreign currency adjustment,net of tax             --              --            --             --        (50,813)       (50,813)
                                            ------------    ------------  ------------   ------------   ------------   ------------

Balance at September 30, 1998                  5,406,512    $      5,407  $ 48,695,228   $(33,287,687)  $    286,592   $ 15,699,540
                                            ============    ============  ============   ============   ============   ============

           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       For Six Months Ended September 30,
                                                                                       ----------------------------------
                                                                                           1998                  1997
                                                                                       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                                  $ (3,413,889)         $  7,095,593
    Adjustments to reconcile net income/(loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                    1,506,283             1,956,487
         Loss on extinguishment of debt                                                          --                24,260
         Non-recurring expenses                                                           3,750,000               921,483
         Gain on sale of subsidiaries                                                            --           (10,412,442)
         Amortization of discount on note payable to Allied Capital                         108,268                    --
         Loss on sale of equity securities                                                   31,448               501,607
         Loss on sale of building and other property and equipment                          106,196               (17,117)
         Unrealized loss on equity securities                                                88,303                    --
         Unrealized loss on notes receivable due to foreign exchange                             --                22,833
         Changes in operating assets and liabilities (net of acquisitions):
            Restricted cash                                                                      --                27,023
            Accounts receivable                                                          (1,716,709)           (1,112,230)
            Inventories                                                                          --                53,153
            Prepaid expenses                                                               (364,107)              477,216
            Other assets                                                                    (38,000)             (115,213)
            Accounts payable and accrued expenses                                        (1,062,028)              141,461
            Deferred income                                                                (127,758)              929,575
            Other long-term liabilities                                                    (179,680)              (56,385)
                                                                                       ------------          ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                                (1,311,673)              437,304
                                                                                       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (44,446)             (231,411)
    Capitalized software development costs                                               (1,132,236)             (561,337)
    Collection on notes receivable                                                          378,165               189,480
    Deferred financing costs                                                               (442,582)                   --
    Net proceeds from sale of building and other property and equipment                      32,979                65,559
    Net proceeds from sale of subsidiary                                                         --            13,495,794
    Proceeds from sales of equity securities                                                691,148             1,839,656
    Purchase of customer list/businesses                                                         --            (1,427,625)
    Payments for purchase of Revive Technologies, Inc.                                   (6,671,038)                   --
    Cash of acquired businesses                                                              (1,400)                   --
    Cash of divested business                                                                    --               (42,451)
                                                                                       ------------          ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (7,189,410)           13,327,665
                                                                                       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable, line of credit,  and capitalized leases                  (6,909,315)           (1,620,669)
    Repayment of notes payable to shareholders                                             (383,343)           (4,822,958)
    Proceeds from notes payable/line of credit                                            6,882,310             2,155,716
    Net proceeds from subordinated debentures                                             6,000,000                    --
    Repurchase of Series A preferred stock                                               (2,099,999)           (1,576,000)
    Purchase and cancellation of treasury stock                                                  --              (550,000)
    Dividends on preferred stock                                                                 --               (26,000)
                                                                                       ------------          ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       3,489,653            (6,439,911)
                                                                                       ------------          ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (5,011,430)            7,325,058

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           6,169,383             2,885,406
                                                                                       ------------          ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  1,157,953          $ 10,210,464
                                                                                       ============          ============


           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest                                    1,091,629               319,309
    Income taxes                                   90,361                 3,530

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    During the six months ended September 30, 1998, the Company incurred capital obligations of $388,418.
    During the six months ended September 30, 1998, the Company revaluated its equity interest in DG Systems Inc. capital stock and wrote down its value by $88,303.
    On September 1, 1998, the Company issued 89,207 warrants in connection with the issuance of subordinated debentures for $6.0 million. Warrants were valued using a fair value pricing model.
    On September 1, 1998, the Company issued 893,484 shares of common stock to purchase Revive Technologies Incorporated at a market value of $ 7.50 per share.





           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying consolidated condensed financial statements include the accounts of Enterprise Software, Inc., plus the accounts of its subsidiaries during the periods that such subsidiaries were owned by Enterprise Software, Inc. The subsidiaries include its wholly-owned subsidiaries of Mediatech (through its sale on July 18, 1997), Starcom (through its sale on July 18, 1997), Cable Computerized Management Systems, Inc. ("CCMS"), Revive Technologies Incorporated (commencing with its purchase on September 1, 1998) and Enterprise Systems Group Limited ("Enterprise") together with Enterprise's subsidiary companies, (collectively the "Company"). The Company changed its name from IndeNet, Inc. to Enterprise Software, Inc. effective July 2, 1998.

       In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31, 1998 included in the Company's Form 10-KSB and the amendments thereto. The results of operations for the three-month and six-month periods ended September 30, 1998 are not necessarily indicative of the results for the year ending March 31, 1999.

2. In March 1998, the Company completed a private placement of a $15.0 million Subordinated Debenture ("Debenture") to a single institutional investor. The Debenture accrues interest at 14.5% per annum, payable monthly. The Debenture has two tranches, both maturing in April 1, 2003. Tranche A is for $9.0 million and Tranche B is for $6.0 million in the aggregate. Tranche A was funded at closing on March 26, 1998. Tranche B was funded September 1, 1998, and the net proceeds were used to fund a portion of cash portion of the acquisition of Revive Technologies Incorporated discussed below. The Debenture has a prepayment penalty within the first three years equal to the interest the Company would have paid on the prepaid balance during the remainder of the first three years, discounted at the short term treasury rate at the time of prepayment. The investor received separate and detachable warrants to purchase the Company's common stock. The warrants, when exercised, will provide stock ownership in the Company of 3.75% at the time of exercise. The investor received 2.1% warrants with the funding of Tranche A on March 26, 1998, and 1.65% warrants with the funding of Tranche B on September 1, 1998. The exercise price will be $10 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. The warrants will expire ten years from the date of the final payment on the Debenture.

3. Net income/loss per share was determined by taking the sum of the net profit/loss less preferred stock dividends divided by the weighted average number of common shares outstanding. The impact of common share equivalents on the determination of basic and diluted earnings per share is not material for the three and six months ended September 30, 1998. All per share amounts have been adjusted for the 1-for-4 stock split effective on July 2, 1998.

4. On September 1, 1998, the Company completed its acquisition of Revive Technologies Incorporated ("Revive") for approximately $13.5 million. The acquisition was effected through the merger of Revive into a newly formed wholly-owned subsidiary of the Company (which subsidiary is now named REVIVE Technologies Incorporated). The acquisition was funded through a cash payment of $6.8 million and the issuance of 893,484 shares of the

       Company's common stock to the Revive shareholders. The cash portion of the purchase price was paid from the Company's existing credit facilities and from the proceeds of the private placement debenture discussed above. The shares of stock were valued using the closing price of the Company's common stock on September 1, 1998, which was approximately $7.50 per share, its fair value.

       Revive is a global software conversion company located in Carnegie, Pennsylvania. Revive provides legacy conversion services and technologies to large corporate entities. The principle assets acquired consisted of Revive's software, in-process technologies, accounts receivable and computer equipment.

       The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Revive have been included in accompanying financial statements from September 1, 1998. Based on appraised value, a portion of the purchase price was allocated to purchased in-process research and development. The preliminary allocation resulted in a pre-tax charge of approximately $3.7 million to the Company's operations in the quarter ended September 30, 1998. The excess of the purchase price over the net assets of approximately $10 million is included in goodwill and is being amortized on a straight-line basis over 7 years. The Company, at each balance sheet date, will evaluate whether events and circumstances warrant revised estimates of amortization and whether the respective goodwill has a continuing value.


5. Condensed unaudited pro forma results of operations of the Company are presented as if the purchase of Revive occurred at the beginning of the period. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been completed as of that date or of any results that may occur in the future. The column labeled "Acquisitions" consists of operations of Revive for the five months ended August 31, 1998.

       Pro forma adjustments include amortization of allocated costs in connection with the purchase and interest expense on the additional debt to fund the cash portion of the purchase price.


                       The Company 6                       Combined 6                         Pro Forma 6
                       Months Ended                       Months Ended        Pro Forma      Months Ended
                          9/30/98        Acquisitions        9/30/98          Adjustments       9/30/98
                     ------------------ --------------- ------------------- -------------- -----------------
Revenue                $ 15,458,533      $    922,542      $ 16,381,075                        $ 16,381,075
Net Loss                 (3,413,889)       (1,366,012)       (4,779,901)       (1,086,028)       (5,865,929)
Net Loss Per
   Share               $       (.73)                                                           $      (1.08)
Number of
   Shares                 4,654,605                                                               5,406,512

6.     Comprehensive income is computed as follows:


                                                                    Six Months Ended September 30,
                                                                        1998              1997
                                                                  -----------------   --------------

          Net income/(loss)                                       $     (3,612,488)   $    7,095,593
          Other comprehensive income,
             Net of tax
                Foreign currency translation                               (50,813)          (4,210)
                                                                  -----------------   --------------

          Comprehensive income                                    $     (3,663,301)   $    7,091,383


7. The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended                Six Months Ended
                                                                   September 30,                    September 30,
                                                         -----------------------------      ----------------------------
                                                              1998             1997            1998             1997
                                                          -----------      -----------      -----------      -----------
       Loss from continuing operations                    $(3,612,488)     $  (162,621)     $(3,413,889)     $(1,234,946)
       Gain from discontinued operations                           --        8,817,200               --        8,330,539
                                                          --------------------------------------------------------------
       Net income/(loss)                                   (3,612,488)       8,654,579       (3,413,889)       7,095,593
       Dividends to preferred shareholders                         --          113,997               --          319,797
                                                          --------------------------------------------------------------
       Net income/(loss) allocable to
       common shareholders                                $(3,612,488)     $ 8,540,582      $(3,413,889)     $ 6,775,796


       Weighted average shares                              4,794,658        4,513,012        4,654,605        4,513,012
       Effect of dilutive securities                               --               --               --               --
                                                          --------------------------------------------------------------
       Adjusted weighted average shares                     4,794,658        4,513,012        4,654,605        4,513,012


                            ENTERPRISE SOFTWARE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations for the three and six months ended September 30, 1998 include the operations of Enterprise and CCMS, and include the operations of Revive for the month of September 1998. For the three and six-months ended September 30, 1997, the operations of the Company were conducted through Enterprise and CCMS, together with Starcom Mediatech and the Digital Network. Starcom Mediatech and Digital Network were sold on July 18, 1997 to Digital Generation Systems, Inc., a California corporation.

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


Revenue

Revenue increased approximately 33% in comparison to the revenue for the three months ended September 30, 1997. This increase was due to increased sales for the Company's software systems from additional clients. In addition, approximately $340,000 or 6% of the increase in revenue was attributable to the acquisition of Revive on September 1, 1998.


Cost of Sales

Cost of sales increased by approximately $220,000, including $151,000 for Revive, for the three months ended September 30, 1998 compared to the same period from the prior year. However, cost of sales decreased as a percentage of sales by approximately 9%. The underlying decrease as a percentage of sales was the result of a reduction in computer maintenance following a replacement of older equipment with newer machines last year. Additionally, a significant portion of the increase in sales was due to increases in license rental revenue. There was little incremental cost associated with this increase in sales and, as a result, the gross profit margin increased accordingly.


Selling, General and Administrative Expenses

There was an increase in selling, general and administrative expenses of approximately $452,000, representing a 22% increase, for the three-months ended September 30, 1998 in comparison to the same period last year. This includes $188,000 (9%) due to the acquisition of Revive. The increase in SG&A expenses for the current three month period was partially the result of the Company's September 1, 1998 acquisition of Revive and the March 31, 1998 acquisition of Boss Associates Ltd ("Boss"). The percentage increase in SG&A expenses for the period is comparable with the percentage growth in revenues for same period. As with the previous quarter, increases in wage rates and employee benefits for computer staff resulted in an increase of 9% in salaries and related benefits. In keeping with other software companies, the Company expects in future periods to continue to be under pressure to increase wage rates in order to retain qualified staff, particularly through the year 2000. It is anticipated that other general and administrative expenses will increase in future periods due to the expanding business of the Company.


Depreciation and Amortization

Depreciation and amortization increased by approximately $253,000. The increase was primarily due to the amortization of the goodwill associated with the acquisitions of Boss and Revive, and the result of the purchase of new computer equipment during fiscal 1998. It is not anticipated that depreciation and amortization in future periods will significantly change in comparison to depreciation and amortization of the current period, other than with respect to the Revive acquisition.


Research and Development

The Company is committed to continued development and improvement of its products. Total expenditure in the three months ended September 30, 1998 amounted to approximately $700,000, of which $220,000 was expensed. Approximately $480,000 has been capitalized in accordance with FAS 86, and will be amortized in future periods as the resultant revenue is recognized. The Company's products are under constant review and the Company expects that development expenditures will continue to increase in future periods. Revive is currently committed to spend approximately $490,000 over the next six months to complete the development of its new product range.


Corporate

The corporate overhead represents general and administrative expenses related to the administration of the Company, exclusive of the expenses of the Company's subsidiaries. There was an overall increase in the expenses for the three months ended September 30, 1998 compared to the prior period. The increase was substantially due to an increase in legal and professional fees in connection with the audit of the Company, corporate accounting, legal fees in defense of lawsuits, and the special meeting of shareholders held in July 1998. A reduction of personnel, as well as a reduction of occupancy and marketing costs, mitigated the increased cost of legal and professional fees.

Interest Income

Interest income decreased in the current quarter due to a decrease in cash balances, primarily as a result of the acquisitions of Boss and Revive.

Interest Expense

Interest expense increased from the prior period as a result of the issuance of the subordinated debenture to Allied Capital Corporation, the issuance of notes payable to the founders of Boss, and the increase in the line of credit to fund a portion of the acquisition of Revive.

Nonrecurring Expenses

The nonrecurring charges in 1998 of approximately $3.75 million represent a portion of the purchase price of Revive that relates to a write off of acquired in-process research and development costs. In fiscal 1997, the Company wrote off certain capitalized development software when management determined that the likelihood of the future recovery of those capitalized costs was remote.


Income Tax Expense

At September 30, 1998, the Company has a net operating loss carryforward of approximately $19.8 million, of which $3.7 million is subject to a separate return limitation for federal income tax purposes. The carryforward expires in varying amounts and years through 2018. This loss carryforward also gives rise to a deferred tax asset of approximately $6.7 million. This tax asset has a valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the six months ended September 30, 1998 includes state taxes paid for various states in which the Company does business.

Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 1997 represented the results of operations for Starcom Mediatech and the Digital Network. These subsidiaries were sold on July 18, 1997 and, as a result, have no operations to report for the three months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $1.2 million in cash and cash equivalents. In June 1998, the Company obtained a $7.0 million revolving credit facility, of which $2.3 million was available at September 30, 1998. The Company's working capital deficit was approximately $340,000 at September 30, 1998. During the three months ended September 30, 1998, cash and cash equivalents decreased $1.5 million.

Based on the projected operations of the Company's subsidiaries (Enterprise, CCMS and Revive), the Company currently believes that its consolidated operations will generate sufficient cash to fund the working capital needs of the Company and its subsidiaries for the next twelve months. Such projections are based on projected benefits to be derived from the operations of its subsidiaries. No assurance can be given that the projected operations or projected benefits will be realized.

Any future acquisitions will be funded from equity and/or debt financing. Payments on promissory notes and notes payable in respect of recent acquisitions are expected to be met from the funds generated from operations. There is no assurance that anticipated future capital financings will be successful or that funds will be available from the Company's subsidiaries to meet capital requirements.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather that four to define the applicable year. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company.

The risk for the Company exists in four areas: (1) systems used by the Company to run its business, (2) systems used by the Company's suppliers, (3) potential support or other claims from the Company's customers, and (4)
 the potential reduced spending by customers and prospective customers on computer solutions as a result of significant information systems spending on Year 2000 remediation.

The Company has completed a comprehensive in-house review of its software products. The review has identified the need for modifications which have been or are in the process of being completed. The Company is also in the process of contacting its critical suppliers to determine if the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate the risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company' results of operations or financial condition.

The cost of the review to date has amounted to approximately $138,000. The Company expects the remainder of its software can be reviewed and modified, if necessary, for a cost of approximately $246,000. The work is expected to be completed by June, 1999. All costs incurred have been expensed.

Although the Company believes that its products will be Year 2000 compliant, not all customer situations can be totally anticipated, particularly those involving third party hardware and software. The Company may therefore see an increase in support and other claims as a result of the millennium transition. Thereafter, litigation regarding Year 2000 compliance issues may escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's business, financial condition, and results of operations.

Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies including customers of the Company owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending otherwise allocated to their software and hardware budgets. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.


PART II:     OTHER INFORMATION


ITEM 2.      Changes to Securities and Use of Proceeds

On September 1, 1998, the Company issued approximately 893,500 shares ("Revive shares") of previously unregistered shares of common stock and warrants to purchase approximately 89,200 shares of common stock ("Allied warrants") in connection with the acquisition of Revive. The sale of the Revive shares were exempt from registration pursuant to Rule 506 of Regulation D because the Company reasonably believed they were sold only to accredited investors (as defined in Regulation D). The warrants were issued to Allied Capital Corporation and were exempt from registration pursuant to Section 4 (2) of the Securities Act because they were sold to a sophisticated institutional investor in a privately negotiated transaction. The Revive shares were issued as part of the purchase price to acquire Revive, and the Allied warrants were issued in connection with the issuance of the debenture used to partially finance the purchase price of Revive. The exercise price of the warrants will be $10 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. The common stock and the warrants were valued at $7.50 per share, which was the closing price of the common stock the day preceding the acquisition date. Reference is made to footnote 2 and 4 of this Form 10QSB describing the issuance of the warrants and the common stock.

Item 6.      Exhibits and Reports on Form 8-K

       (a).  Financial Data Schedule
       (b). Reports on Form 8-K. On August 11, 1998, the Company filed a Form 8-K to report the signing of a definitive agreement to purchase Revive. On September 15, 1998, the Company filed a Form 8-K to report the closing of the acquisition of Revive. This Form 8-K was amended on November 13, 1998 to include the proforma financial information required to be filed with respect to that acquisition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 ENTERPRISE SOFTWARE, INC.



Date:  November 16, 1998                         By: /s/ D. W. Martin
                                                 ------------------------
                                                 David W. Martin
                                                 Chief Financial Officer
                                                 (Principal Financial and Chief
                                                           Accounting Officer)

                               Index to Exhibits



     EX-27          Financial Data Schedule