Form 10QSB/A
period 1998-09-30
ENTERPRISE SOFTWARE INC
filed 1998-12-29
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -----------------------

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

EXPLANATORY STATEMENT

This is Amendment No. 1 to the Company's Form 10-QSB for the quarter ended September 30, 1998. The purpose of this amendment is to provide revised financial statements pursuant to Item 1, which reflect the results of additional analyses with respect to the allocation of purchase price to the assets acquired in the recent acquisitions of Boss Associates, Ltd. and REVIVE Technologies, Incorporated.

The revisions consist of the determination of the value of certain intangible assets, based upon the results of an independent valuation of such acquired assets. This has resulted in the recording of $ 5.467 million net of amortization of "Customer lists and other intangible assets, net." which were preliminarily shown as "Goodwill" in the asset section of the Company's previously filed balance sheet. The net result is a reduction in the "goodwill" line item from the $ 16.281 million in the previously filed balance sheet to $
10.814 million in the revised balance sheet and a corresponding increase in the "Customer List" line item (renamed "Customer list and other intangible assets, net") from $ 12.692 million in the previously filed balance sheet to $ 18.159 million in the accompanying revised balance sheet.

There have been no revisions to the Company's other financial statements, including its Statements of Operations.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                                    September 30,           March 31,
                                                                                        1998                   1998
                                                                                    ------------           -----------
                                                                                    (Unaudited)
Current assets:
         Cash and cash equivalents                                                  $ 1,157,953            $ 6,169,383
         Accounts and other receivables, net                                          6,122,580              4,142,186
         Notes receivable, current portion                                              743,061                745,213
         Marketable securities, at fair market value                                    324,101              1,135,000
         Prepaid expenses                                                             1,158,278                570,910
                                                                                    -----------            -----------

Total current assets                                                                  9,505,973             12,762,692

Property and equipment, less accumulated depreciation and
         amortization                                                                 3,118,527              3,142,661

Notes receivable, net of current portion                                              2,631,576              3,011,892
Capitalized software development costs, net                                           1,132,236                     --
Customer list and other identifiable intangibles, net                                18,159,023             13,193,465
Goodwill, net                                                                        10,814,867              6,221,592
Other long-term assets                                                                  930,840                626,549
                                                                                    -----------            -----------

TOTAL ASSETS                                                                        $46,293,042            $38,958,851
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

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    During the six months ended September 30, 1998, the Company incurred capital obligations of $388,418.
    During the six months ended September 30, 1998, the Company revaluated its equity interest in DG Systems Inc. capital stock and wrote down its value by $88,303.
    On September 1, 1998, the Company issued 89,207 warrants in connection with the issuance of subordinated debentures for $6.0 million. Warrants were valued using a fair value pricing model.
    On September 1, 1998, the Company issued approximately 893,500 shares of common stock to purchase Revive Technologies Incorporated at a market value of $ 7.50 per share.





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

4. On September 1, 1998, the Company completed its acquisition of Revive Technologies Incorporated ("Revive") for approximately $13.5 million. The acquisition was effected through the merger of Revive into a newly formed wholly-owned subsidiary of the Company (which subsidiary is now named REVIVE Technologies Incorporated). The acquisition was funded through a cash payment of $6.8 million and the issuance of approximately 893,500 shares of the

       Company's common stock to the Revive shareholders. The cash portion of the purchase price was paid from the Company's existing credit facilities and from the proceeds of the private placement debenture discussed above. The shares of stock were valued using the closing price of the Company's common stock on September 1, 1998, which was approximately $7.50 per share, its fair value.

       Revive is a global software conversion company located in Carnegie, Pennsylvania. Revive provides legacy conversion services and technologies to large corporate entities. The principle assets acquired consisted of Revive's software, in-process technologies, accounts receivable and computer equipment.

       The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Revive have been included in accompanying financial statements from September 1, 1998. Based on appraised value, $3.7 million of the purchase price was allocated to purchased in-process research and development, which resulted in a pre-tax charge to the Company's operations in the quarter ended September 30, 1998. Approximately $4 million of the purchase price was allocated to other identifiable intangibles, such as customer lists, work force and current technology. These other intangibles are being amortized on a straight-line basis over 7 years. The excess of the purchase price over the net assets of approximately $5.8 million is included in goodwill and is being amortized on a straight-line basis over 7 years. The Company, at each balance sheet date, will evaluate whether events and circumstances warrant revised estimates of amortization and whether the respective goodwill has a continuing value.


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


                                                 ENTERPRISE SOFTWARE, INC.



Date:  December 29, 1998                         By: /s/ D. W. Martin
                                                 ------------------------
                                                 David W. Martin
                                                 Chief Financial Officer
                                                 (Principal Financial and Chief
                                                           Accounting Officer)

                               Index to Exhibits



     EX-27          Financial Data Schedule