Form 10QSB
period 1998-12-31
ENTERPRISE SOFTWARE INC
filed 1999-02-11
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d)of the Securities
                               Exchange Act of 1934

                For the quarterly period ended December 31, 1998

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

                                  Yes X     NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,406,496 shares of Common Stock, Par Value $.001.

                            ENTERPRISE SOFTWARE, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements:

                                                                                              Page
                                                                                               No.

                   Consolidated Condensed Balance Sheets --
                   December 31, 1998 and March 31, 1998.................................       1

                   Consolidated Condensed Statements of Operations -Three and
                   Nine Months Ended December 31, 1998 and 1997 ........................       3

                   Consolidated Condensed Statements of Changes in Stockholders'
                   Equity - Nine months Ended December 31, 1998.........................       4

                   Consolidated Condensed Statements of Cash Flows --
                   Nine months Ended December 31, 1998 and 1997.........................       5

                   Notes to Consolidated Condensed Financial Statements.................       7


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations........................................................      11


PART II.  OTHER INFORMATION.............................................................      14

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                      December 31,             March 31,
                                                                                          1998                    1998
                                                                                  -----------------       -----------------
                                                                                        (Unaudited)
Current assets:
        Cash and cash equivalents                                                      $ 4,057,534            $ 6,169,383
        Accounts and other receivables, net                                              5,241,257              4,142,186
        Notes receivable, current portion                                                  999,531                745,213
        Marketable securities, at fair market value                                              -              1,135,000
        Prepaid expenses                                                                   995,813                570,910
                                                                                  -----------------       -----------------

Total current assets                                                                    11,294,135              12,762,692

Property and equipment, less accumulated depreciation and
        amortization                                                                     3,017,853               3,142,661

Notes receivable, net of current portion                                                 2,359,353               3,011,892
Capitalized software development costs, net                                              2,038,294                       -
Customer list and other identifiable assets, net                                        17,704,021              13,193,465
Goodwill, net                                                                           10,428,917               6,221,592
Other long-term assets                                                                     778,083                 626,549
                                                                                  -----------------       -----------------

TOTAL ASSETS                                                                          $ 47,620,656            $ 38,958,851
                                                                                  =================       =================


           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                       December 31,             March 31,
                                                                                           1998                   1998
                                                                                  -----------------       -----------------
                                                                                       (Unaudited)
Current liabilities:
        Accounts payable and accrued expenses                                          $ 4,140,072            $ 5,273,106
        Deferred income                                                                  3,099,959              3,073,557
        Notes payable, current portion                                                   1,081,980              3,504,519
        Notes payable to related parties, current portion                                  781,074                779,637
        Capital lease obligations, current portion                                         698,634                785,475
                                                                                  -----------------       -----------------

Total current liabilities                                                                9,801,719              13,416,294

        Notes payable to related parties, net of current portion                        14,106,578               8,976,384
        Notes payable, net of current portion                                            6,781,980               1,088,490
        Capital lease obligations, net of current portion                                1,240,118               1,400,312
        Other long-term liabilities                                                              -                 183,432
                                                                                  -----------------       -----------------

TOTAL LIABILITIES                                                                       31,930,395              25,064,912

Commitments and contingencies

Redeemable Preferred Stock:
        Preferred stock, Series A, $.0001 par value Authorized - 1,200 shares authorized, issued and
            outstanding at  March 31, 1998, 0 shares at December 31, 1998                        -                       1

Stockholders' equity:
        Common stock $.001 par value
            Authorized - 100,000,000 shares
            Issued and outstanding - 5,406,496 shares at December 31, 1998
                and 4,513,012 shares at March 31, 1998                                       5,406                   4,513
        Additional paid-in capital                                                      48,695,228              43,425,818
        Accumulated deficit                                                            (33,231,054)            (29,873,798)
        Accumulated other comprehensive income                                             220,681                 337,405
                                                                                  -----------------       -----------------
            Total stockholders' equity                                                  15,690,261              13,893,939
                                                                                  -----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 47,620,656            $ 38,958,851
                                                                                  =================       =================




           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three Months Ended December 31,
                                                                                         --------------------------------
                                                                                          1998                      1997
                                                                                      -----------              -----------
Revenue                                                                               $ 8,346,230              $ 6,248,537

Cost of sales                                                                           3,574,636                2,754,031
                                                                                      -----------              -----------
Gross profit                                                                            4,771,594                3,494,506

Operating expenses:
   Selling, general and administrative                                                  2,619,610                1,950,147
   Depreciation and amortization                                                        1,133,030                  505,219
   Research and development                                                                87,140                  139,955
   Corporate                                                                              105,193                  362,192
   Severance costs                                                                              -                        -
                                                                                      -----------              -----------
                                                                                        3,944,973                2,957,513
                                                                                      -----------              -----------
       Operating income                                                                   826,621                  536,993

Other income (expense):
   Interest income                                                                         72,427                  128,758
   Interest expense                                                                      (801,084)                (160,653)
   Loss on extinquishment of debt                                                               -                        -
   Gain/(loss) on sale of equity securities                                                92,091                        -
   Non-recurring expenses                                                                       -                 (804,995)
   Miscellaneous, net                                                                    (127,822)                (126,590)
                                                                                      -----------              -----------
                                                                                         (764,388)                (963,480)
                                                                                      -----------              -----------
Income/(loss) from continuing operations before income taxes                               62,233                 (426,487)

Income taxes (benefit)                                                                      5,600                        -
                                                                                      -----------              -----------
Income/(loss) from continuing operations                                                   56,633                 (426,487)

Discontinued Operations
   Loss from operations, net of income tax benefit of
       $221,000 in 1997                                                                         -                        -

   Gain on disposal of Meditech and Starcom, net of
       income taxes of $1,057,000 in 1997                                                       -                        -
                                                                                      -----------              -----------
Net income/(loss)                                                                          56,633                 (426,487)

Dividends to preferred shareholders                                                             -                   72,436
                                                                                      -----------              -----------
Net income/(loss) allocable to common shareholders                                    $    56,633              $  (498,923)
                                                                                      ===========              ===========
Basic and diluted earnings/(loss) per share:
   Earnings/(loss) per share from continuing operations                               $      0.01              $     (0.11)
                                                                                      ===========              ===========
   Earnings/(loss) per share from discontinuing operations                            $         -              $         -
                                                                                      ===========              ===========
   Net income/(loss) per share                                                        $      0.01              $     (0.11)
                                                                                      ===========              ===========
Weighted average number of common shares outstanding                                    5,406,496                4,440,464
                                                                                      ===========              ===========




                                                                                            Nine Months Ended December 31,
                                                                                     -------------------------------------
                                                                                          1998                      1997
                                                                                     ------------             ------------

Revenue                                                                              $ 23,804,763             $ 17,850,551

Cost of sales                                                                           9,537,069                8,191,373
                                                                                     ------------             ------------
Gross profit                                                                           14,267,694                9,659,178

Operating expenses:
   Selling, general and administrative                                                  7,801,552                6,037,115
   Depreciation and amortization                                                        2,639,314                1,577,917
   Research and development                                                               565,164                  139,955
   Corporate                                                                            1,072,774                1,153,024
   Severance costs                                                                         68,700                  495,527
                                                                                     ------------             ------------
                                                                                       12,147,504                9,403,538
                                                                                     ------------             ------------
       Operating income                                                                 2,120,190                  255,640

Other income (expense):
   Interest income                                                                        307,654                  429,245
   Interest expense                                                                    (1,988,396)                (815,743)
   Loss on extinquishment of debt                                                               -                  (24,260)
   Gain/(loss) on sale of equity securities                                               (27,660)                (501,607)
   Non-recurring expenses                                                              (3,750,000)              (1,726,478)
   Miscellaneous, net                                                                       4,917                 (126,349)
                                                                                     ------------             ------------
                                                                                       (5,453,485)              (2,765,192)
                                                                                     ------------             ------------
Income/(loss) from continuing operations before income taxes                           (3,333,295)              (2,509,552)

Income taxes (benefit)                                                                     23,961                 (848,119)
                                                                                     ------------             ------------
Income/(loss) from continuing operations                                               (3,357,256)              (1,661,433)

Discontinued Operations
   Loss from operations, net of income tax benefit of
       $221,000 in 1997                                                                         -               (1,024,903)

   Gain on disposal of Meditech and Starcom, net of
       income taxes of $1,057,000 in 1997                                                       -                9,355,442
                                                                                     ------------             ------------
Net income/(loss)                                                                      (3,357,256)               6,669,106

Dividends to preferred shareholders                                                             -                  392,233
                                                                                     ------------             ------------
Net income/(loss) allocable to common shareholders                                   $ (3,357,256)            $  6,276,873
                                                                                     ============             ============
Basic and diluted earnings/(loss) per share:
   Earnings/(loss) per share from continuing operations                              $      (0.68)            $      (0.46)
                                                                                     ============             ============
   Earnings/(loss) per share from discontinuing operations                           $          -             $       1.85
                                                                                     ============             ============
   Net income/(loss) per share                                                       $      (0.68)            $       1.39
                                                                                     ============             ============
Weighted average number of common shares outstanding                                    4,906,145                4,513,012
                                                                                     ============             ============


          See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Nine Months Ended December 31, 1998
                                   (Unaudited)







                                                  Common Stock                                              Foreign
                                           ----------------------------    Additional                       Currency
                                            Number of       Common          Paid-in       Accumulated      Translation
                                              Shares         Stock          Capital         Deficit        Adjustment         Total
                                           -----------------------------------------------------------------------------------------

Balance at April 1, 1998                      4,513,012       $  4,513    $ 43,425,818    $ (29,873,798)  $ 337,405    $ 13,893,938

Redemption of Preferred
   Stock, Series A                                    -              -      (2,099,999)               -           -      (2,099,999)

Warrants issued in connection with
   subordinated debentures                            -              -         669,053                -           -         669,053

Shares issued for purchase of Revive
   Technologies Incorporated                    893,484            893       6,700,356                -           -       6,701,249

Net loss                                              -              -               -       (3,357,256)          -      (3,357,256)

Other comprehensive income,
   foreign currency adjustment, net of tax            -              -               -                -    (116,724)       (116,724)
                                           ------------- -------------- --------------- ---------------- ----------- ---------------

Balance at December 31, 1998                  5,406,496        $ 5,406    $ 48,695,228    $ (33,231,054)  $ 220,681    $ 15,690,261
                                           ============= ============== =============== ================ =========== ===============

       The above reflects the 1 for 4 stock split effective July 2, 1998.

          See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    Nine Months Ended December 31,
                                                                                   ----------------------------------
                                                                                       1998                   1997
                                                                                   -------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                              $ (3,357,256)          $ 6,669,106
    Adjustments to reconcile net income/(loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                2,639,314             2,461,705
         Loss on extingusihment of debt                                                       -                24,260
         Non-recurring expenses                                                       3,750,000             1,826,478
         Gain on sale of subsidiaries                                                         -           (10,412,442)
         Amortization of discount on note payable to Allied Capital Corporation         192,813                     -
         Loss on sale of equity securities                                               27,660               501,607
         Loss on sale of building and other property and equipment                      156,483               (22,417)
         Unrealized loss on equity securities                                                 -                     -
         Unrealized loss on notes receivable due to foreign exchange                          -               106,796
         Changes in operating assets and liabilities (net of acquisitions):
            Restricted cash                                                                   -               146,039
            Accounts receivable                                                        (785,386)              249,808
            Inventories                                                                       -                53,153
            Prepaid expenses                                                           (201,642)              336,011
            Other assets                                                                  9,000              (187,349)
            Accounts payable and accrued expenses                                    (1,874,995)           (1,067,773)
            Deferred income                                                            (191,503)              324,642
            Other long-term liabilities                                                (179,680)              (57,571)
                                                                                    -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                               184,808               952,053

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (282,372)             (440,554)
    Capitalized software development costs                                           (2,038,294)           (1,000,813)
    Collection on notes receivable                                                      398,221               339,480
    Deferred financing costs                                                           (442,582)                    -
    Net proceeds from sale of building and other property and equipment                  32,979                     -
    Net proceeds from sale of subsidiary                                                      -            13,495,794
    Proceeds from sales of equity securities                                          1,107,340             1,839,655
    Purchase of customer list/businesses                                                      -            (1,427,625)
    Payments for purchase of Revive Technologies Incorporated                        (6,671,038)                    -
    Cash of acquired businesses                                                          (1,400)                    -
    Cash of divested business                                                                 -               (42,451)
                                                                                    -----------           -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (7,897,146)           12,763,486
                                                                                    -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable, line of credit, and capitalized leases               (7,650,700)           (5,108,752)
    Repayment of notes payable to shareholders                                         (393,159)           (4,821,059)
    Proceeds from notes payable/line of credit                                        9,744,348             1,454,616
    Net proceeds from subordinated debentures                                         6,000,000                     -
    Repurchase of Series A preferred stock                                           (2,100,000)           (5,001,072)
    Purchase and cancellation of treasury stock                                               -              (550,000)
    Dividends on preferred stock                                                              -               (26,000)
                                                                                    -----------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   5,600,489           (14,052,267)
                                                                                    -----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (2,111,849)             (336,728)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       6,169,383             2,885,406
                                                                                    -----------           -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $ 4,057,534           $ 2,548,678
                                                                                    ===========           ===========

           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest Expense Paid                        1,808,198               778,545
    Income taxes                                   127,660               250,167

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended December 1998, the Company incurred capital obligations of $388,418.
     On September 1, 1998, the Company issued 89,207 warrants to Allied Capital
        Corporation ("Allied") in connection with the issuance of subordinated debentures for $6 million. Warrants were valued using a fair value pricing model.
     On September 1, 1998, the Company issued 893,484 shares of common stock at to purchase Revive Technologies, Inc. at market value was $7.50 per share.



          See accompanying notes to consolidated financial statements
                                       6

                            ENTERPRISE SOFTWARE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated condensed financial statements include the accounts of Enterprise Software, Inc., plus the accounts of its subsidiaries during the periods that such subsidiaries were owned by Enterprise Software, Inc. The subsidiaries include its wholly-owned subsidiaries of Mediatech (through its sale on July 18, 1997), Starcom (through its sale on July 18, 1997), Cable Computerized Management Systems, Inc. ("CCMS"), Revive Technologies Incorporated (commencing with its purchase on September 1, 1998) and Enterprise Systems Group, Ltd. ("Enterprise") together with Enterprise's subsidiary companies, (collectively "the Company"). The Company changed its name from IndeNet, Inc. to Enterprise Software, Inc. effective July 2, 1998.

         In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of March 31, 1998 included in the Company's Form 10-KSB, and the amendments thereto. The results of operations for the three-month and nine-month periods ended December 31, 1998 are not necessarily indicative of the results for the year ending March 31, 1999.

2. In March 1998, the Company completed a private placement of a $15.0 million Subordinated Debenture ("Debenture") to a single institutional investor. The Debenture accrues interest at 14.5% per annum, payable monthly. The Debenture has two tranches, both maturing in April 1, 2003. Tranche A is for $9.0 million and Tranche B is for $6.0 million in the aggregate. Tranche A was funded at closing on March 26, 1998. Tranche B was funded on September 1, 1998, and the net proceeds were used to fund the acquisition of Revive Technologies Incorporated discussed below. The Debenture has a prepayment penalty within the first three years equal to the interest the Company would have paid on the prepaid balance during the remainder of the first three years, discounted at the short term treasury rate at the time of prepayment. The investor received separate and detachable warrants to purchase the Company's common stock. The warrants, when exercised, will provide stock ownership in the Company of 3.75% on a fully diluted basis at the time of exercise. The investor received 2.1% warrants with the funding of Tranche A on March 26, 1998, and 1.65% warrants with the funding of Tranche B on September 1, 1998. The exercise price will be $10 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. The warrants will expire ten years from the date of the final repayment on the Debenture.

3. Net income/loss per share was determined by taking the sum of the net profit/loss less preferred stock dividends divided by the weighted average number of common shares outstanding. The impact of common share equivalents on the determination of basic and diluted earnings per share is not material for the three and nine months ended December 31, 1998. All per share amounts have been adjusted for the 1-for-4 stock split effective on July 2, 1998.

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

         Revive is a global software conversion company located in Carnegie, Pennsylvania, with a subsidiary company in the United Kingdom. Revive provides legacy conversion services and technologies to large corporate entities. The principle assets acquired consisted of Revive's software, in-process technologies, accounts receivable, work-force and computer equipment.

         The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Revive have been included in accompanying financial statements from September 1, 1998. Based on appraised value, $3.75 million of the purchase price was allocated to purchased in-process research and development, which resulted in a pre-tax charge to the Company's operations in the quarter ended September 30, 1998. Approximately $4 million of the purchase price was allocated to other identifiable intangibles, such as customer lists, work force and current technology. These other intangibles are being amortized on a straight-line basis over 7 years. The excess of the purchase price over the net assets of approximately $5.8 million is included in goodwill and is being amortized on a straight-line basis over 7 years. The Company, at each balance sheet date, will evaluate whether events and circumstances warrant revised estimates of amortization and whether the respective goodwill has a continuing value.


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


                               The Company                          Combined                         Pro Forma
                             9 Months Ended                      9 Months Ended      Pro Forma        9 Months
                                12/31/98        Acquisitions        12/31/98        Adjustments    Ended 12/31/98
                            ------------------ --------------- ------------------- -------------- -----------------

     Revenue                     $23,804,763   $     922,542         $24,727,305                      $24,727,305
     Acquisition Related
        nonrecurring expense      (3,750,000)                                                          (3,750,000)
     Net Loss                     (3,357,256)     (1,366,012)         (4,723,268)    (1,086,028)       (5,809,296)
     Net Loss Per
        Share                    $      (.68)                                                         $     (1.07)
     Number of
        Shares                     4,906,145                                                            5,406,512


6.       Stock Appreciation Rights

         During November 1998, the Company granted to key employees and directors approximately 644,000 stock appreciation rights at a strike price of $4.50 per right. 25% of the rights become exercisable on each of the first through fourth anniversaries of the grant date, but all rights would become immediately exercisable upon a change in control of the Company (as defined in the grant documents). Each right entitles the holder, upon exercise, to receive in cash (immediately or over a period not to exceed five years, at the Company's election) the increase in the market price of a share of common stock at the date of the exercise over the strike price. A compensation expense of $9,600, based on the increase in the market price since the date of grant, was provided for in the three months and nine-months ended December 31, 1998.

7.       Contingencies

         A debtor under a note agreement has asserted a claim in excess of $500,000 under the warranty provisions of an agreement for the sale of a former subsidiary. Management is currently reviewing the documentation regarding the claim and intends to vigorously defend the Company's position in this matter.

8.       Comprehensive income is computed as follows:


                                                       Nine Months Ended
                                                          December 31,
                                                     1998               1997
                                             ------------------ ----------------
         Net income/(loss)                        $(3,357,256)       $6,276,873
         Other comprehensive income,
           Net of tax
            Foreign currency translation             (116,724)          (54,977)
                                             ------------------ ----------------

         Comprehensive income                     $(3,473,980)       $6,221,896

9. The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three Months Ended                    Nine Months Ended
                                                            December 31,                          December 31,
                                                  ---------------------------------- ----------------------------------
                                                             1998          1997              1998             1997
                                                  ----------------- ---------------- ----------------- ----------------
           Income/(loss) from continuing
           operations                                      $56,633      $ (426,487)      $(3,357,256)     $ (1,661,433)
           Gain from discontinued operations                     -               -                 -         8,330,539
                                                  ----------------- ---------------- ----------------- ----------------
           Net income/(loss)                                56,633        (426,487)       (3,357,256)        6,669,106
           Dividends to preferred shareholders                   -          72,436                 -           392,233
                                                  ----------------- ---------------- ----------------- ----------------
           Net income/(loss) allocable to
           common shareholders                             $56,633      $ (498,923)      $(3,357,256)     $  6,276,873


           Weighted average shares                       5,406,496       4,440,464         4,906,145         4,513,012
           Effect of dilutive securities                         -               -                 -                 -
                                                  ----------------- ---------------- ----------------- ----------------
           Adjusted weighted average shares              5,406,496       4,440,464         4,906,145         4,513,012


                            ENTERPRISE SOFTWARE, INC.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations for the three and nine months ended December 31, 1998 include the operations of Enterprise and CCMS, and include the operations of Revive. For the three and nine-months ended December 31, 1997, the operations of the Company were conducted through Enterprise and CCMS, together with Starcom Mediatech and the Digital Network. Starcom Mediatech and Digital Network were sold on July 18, 1997 to Digital Generation Systems, Inc., a California corporation.

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


Revenue

Revenue increased approximately 34% during the third quarter 1999 from the corresponding quarter a year ago. Revenue for the nine months ended December 31, 1998 increased approximately 33% compared with the same period last year. The increase in the quarter and the nine months was due to increased sales of the Company's software systems to new clients. Approximately 11% of the increase for the nine months ended December 31, 1998 was attributable to the acquisition of Boss on April 1, 1998. In addition, approximately 5% of the increase for the three months ended December 31, 1998 was attributable to the acquisition of Revive on September 1, 1998.


Cost of Sales

Cost of sales increased by approximately 30% during the three months ended December 31, 1998 compared to the same period from the prior year. Cost of sales increased by approximately 33% for the nine months ended December 31, 1998 compared with the same period last year. Approximately 6% of the increase for the three months ended December 31, 1998 was attributable to the acquisition of Revive on September 1, 1998. Cost of sales as a percentage of sales remained relatively constant for the quarter ended December 31, 1998 and decreased by approximately 4% for the nine months ended December 31, 1998 as compared with the previous periods. This increased profit margin resulted from an increase in license rental revenue for which there is little incremental cost. The profit margin decreased during the three months ended December 31, 1998 as a result of the start up efforts at Revive. There was little incremental cost associated with this increase in sales and, as a result, the gross profit margin increased accordingly.


Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") as a percentage of revenue remained relatively constant at approximately 31% for both the three months ended December 31, 1998 and December 31, 1997, and at approximately 33% for both periods of nine months ended December 31, 1998 and 1997. The acquisition of Revive accounted for 32% of additional SG&A expenses in the three month period ending

December 31, 1998, otherwise the Company would have seen a reduction in expenses compared to revenue for that quarter.

Although expenses have been maintaining a constant percentage compared to revenue, the Company believes that, in keeping with other software companies, it will be under pressure to increase wage rates in order to retain qualified staff, particularly through the 2000. It is anticipated that SG&A expenses will increase in future periods due to the expanding businesses of the Company.


Depreciation and Amortization

Depreciation and amortization increased by approximately 20% for the quarter ended December 31, 1998 compared to the comparative quarter of the previous year. The increase for the nine months ended December 31, 1998 was approximately 67% compared to the same period for the prior year. The increase for both periods were primarily due to the amortization of the goodwill and other intangibles associated with the acquisitions of Boss and Revive. The amortization of intangible assets expensed with regard to the acquisitions of Boss and Revive amounts to approximately $450,000 per quarter. It is not anticipated that depreciation and amortization in future periods will significantly change in comparison to depreciation and amortization for the current period.


Research and Development

The Company is committed to continued development and improvement of its products. Total expenditure in the three months ended December 31, 1998 amounted to approximately $985,000 of which approximately $87,000 was expensed. Approximately $898,000 has been capitalized in accordance with FAS 86, and will be amortized in future periods as the resultant revenue is recognized. The Company's products are under constant review and the Company expects that development expenditures will continue to increase in future periods. Revive is currently committed to spend approximately $240,000 over the next three months to complete the development of its new product range.


Corporate

The corporate overhead represents general and administrative expenses related to the administration of the Company, exclusive of the expenses of the Company's subsidiaries. There was an overall decrease in the expenses for the three months ended December 31, 1998 compared to the prior period. The decrease was substantially due to management's efforts to control costs with respect to the legal and professional fees. A reduction of corporate office personnel also assisted the overall decrease in corporate costs. Following the appointment of Schroders & Company, Inc. as the Company's investment bankers, together with recent additional legal work, it is anticipated that these costs will increase in the next quarters.

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

Nonrecurring Expenses

The nonrecurring charges for the nine months ended December 31, 1998 amounting to approximately $3.75 million represent a portion of the purchase price of Revive that relates to in-process research and development. There were no nonrecurring charges in the three months ended December 31, 1998. In fiscal 1997, the Company wrote off certain capitalized development software when management determined that the likelihood of the future recovery of those capitalized costs was remote.


Income Tax Expense

At December 31, 1998, the Company has a net operating loss carryforward of approximately $19 million, of which $3.3 million is subject to a separate return limitation for federal income tax purposes. The carryforward expires in varying amounts and years through 2018. This loss carryforward also gives rise to a deferred tax asset of approximately $6.7 million. This tax asset has a valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Due to changes in the Company's ownership, there is an annual limitation on the usage of the net operation loss carryforward. Income tax expense for the three and nine-months ended December 31, 1998 includes state taxes paid for various states in which the Company does business.

Discontinued Operations

Loss from discontinued operations for the nine months ended December 31, 1997 represented the results of operations for Starcom Mediatech and the Digital Network. These subsidiaries were sold on July 18, 1997 and, as a result, have no operations to report for the three and nine-months ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $4 million in cash and cash equivalents. In June 1998, the Company obtained a $7 million revolving credit facility, and subsequent to December 31, 1998, the Company has negotiated an increase in this facility to $9 million. The Company's working capital amounted to approximately $1.5 million at December 31, 1998. This is compared to a working capital deficit of approximately $340,000 at September 30, 1998. During the three months ended December 31, 1998, cash and cash equivalents increased $2.9 million.

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

STOCK APPRECIATION RIGHTS

During November 1998, the Company granted to key employees and directors approximately 644,000 stock appreciation rights at a strike price of $4.50 per right. 25% of the rights become exercisable on each of the first through fourth anniversaries of the grant date, but all rights would become immediately exercisable upon a change in control of the Company (as defined in the grant documents). Each right entitles the holder, upon exercise, to receive in cash (immediately or over a period not to exceed five years, at the Company's election) the increase in the market price of a share of common stock at the date of the exercise over the strike price. A compensation expense of $9,600, based on the increase in the market price since the date of grant, was provided for in the three months and nine-months ended December 31, 1998. Because of the uncertainty of the future price of the Company's common stock, there exists an unquantifiable potential future liability of the Company to the certain key employees and directors who have been awarded the stock appreciation rights.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather that four to define the applicable year. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company.

The risk for the Company exists in four areas: (1) systems used by the Company to run its business, (2) systems used by the Company's suppliers, (3) potential support or other claims from the Company's customers, and (4) the potential reduced spending by customers and prospective customers on computer solutions as a result of significant information systems spending on Year 2000 remediation, and the reluctance of prospective customers to change systems in the period leading up to the millenium.

Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies including customers of the Company owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications, and divert spending otherwise allocated to their budgets for new software and hardware. Such changes in customers' spending patterns could have a material adverse impact of the Company's sales, operating results or financial condition.

The Company has completed a comprehensive in-house review of its software products. The review has identified the need for modifications which have been or are in the process of being completed. The Company has contacted its critical suppliers to determine if the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate the risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company' results of operations or financial condition.

The total cost of the review and necessary modifications to December 31, 1998 has amounted to approximately $225,000. The Company expects to spend another $90,000 to complete the remainder of the review and modifications. The remaining work is substantially expected to be completed by June, 1999. The current estimate of the total costs for the whole project is within 4% of the original estimate. No expenditure has needed to be incurred by Revive, since its acquisition, on Year 2000 reviews or modifications. All costs incurred have been expensed.

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


PART II: OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of stockholders on January 6, 1999.
         (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

         Proposal I-Election of Directors:

                                             For          Against      Withheld
                                         ------------- -----------   -----------
            Andre A. Blay                  3,437,669         750        31,033
            Thomas H. Baur                 3,469,452           -             -
            H. Bradley Eden                3,438,419           -        31,033
            Richard Schleufer              3,469,452           -             -
            Robert Beauregard              3,438,419           -        31,033
            Joseph J. Porfeli              3,469,377           -            75
            James S. Ware                  3,438,419           -        31,033

         James S. Ware resigned January 1999, and Irwin Schlass was appointed to fill the resulting vacancy on the Board.

         Proposal II-Approval of Company's Employee Stock Purchase and Savings
Plan:

                                             For          Against      Withheld
                                      --------------- ----------- -------------
                                           3,395,985      73,324           143



         Proposal III-Ratification of the appointment of KPMG Peat Marwick, LLP as the Company's auditors for the fiscal year ended March 31, 1999:

                                             For          Against      Withheld
                                      --------------- ----------- -------------
                                           3,469,244          75           133


ITEM 6.  Exhibits and Reports on Form 8-K

         (a).

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
(3)(a) Registrant's Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-3 (File No. 333-1205))

(3)(b)              Amendment to Registrant's Certificate of
                    Incorporation (Incorporated by reference to Exhibit
                    (4)(b) of Registration Statement on Form S-8 (File No. 333-71787))

(3)(c) Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of
                    Registration Statement on Form S-3 (File No. 333-
                    1205))

(3)(d) Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit (4)(d) of Registration Statement on Form S-8 (File No. 333-71787))

(3)(e) Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Appendix A of Proxy Statement (File No. 333-1205))

(3)(f) Registrant's Bylaws (Incorporated by reference to Exhibit No. 3.2 of Registration Statement on Form S-3 (File No. 333-
                    1205))

(24)                Powers of attorney (contained in the signature pages hereto)

(27)                Financial Data Schedule

         (b). Reports on Form 8-K. On January 4, 1999, the Company filed a Form 8-K to report the signing of the employment agreements with executive officers of the Company. On January 21, 1999, the Company filed a Form 8-K to report the adoption of a Stock Appreciation Rights Plan. On January 21, 1999, the Company filed a Form 8-K to file as exhibits various loan documents entered into between the Company and Allied Capital Corporation. On February 4, 1999, the Company filed a Form 8-K to report the election of a new board member to fill a vacancy on the Board.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENTERPRISE SOFTWARE, INC.



Date:  February 10, 1999                        By: /s/ D. W. Martin
                                                ------------------------
                                                David W. Martin
                                                Chief Financial Officer
                                                (Principal Financial and Chief
                                                          Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
(3)(a) Registrant's Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-3 (File No. 333-1205))

(3)(b)              Amendment to Registrant's Certificate of
                    Incorporation (Incorporated by reference to Exhibit
                    (4)(b) of Registration Statement on Form S-8 (File No. 333-71787))

(3)(c) Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of
                    Registration Statement on Form S-3 (File No. 333-
                    1205))

(3)(d) Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit (4)(d) of Registration Statement on Form S-8 (File No. 333-71787))

(3)(e) Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Appendix A of Proxy Statement (File No. 333-1205))

(3)(f) Registrant's Bylaws (Incorporated by reference to Exhibit No. 3.2 of Registration Statement on Form S-3 (File No. 333-
                    1205))

(24)                Powers of attorney (contained in the signature pages hereto)

(27)                Financial Data Schedule