Form 10KSB40
period 1999-03-31
ENTERPRISE SOFTWARE INC
filed 1999-07-14
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

Commission File No.:  0-18034
                            ENTERPRISE SOFTWARE, INC.
--------------------------------------------------------------------------------
             (Name of Small Business Issuer in its charter)

      Delaware                                           68-0158367
--------------------------------------------------------------------------------
      (State or other                                  (IRS Employer
       jurisdiction of                               Identification No.)
       incorporation)

                 8415 Explorer Drive, Colorado Springs, CO 80920
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (719) 265-3200

Securities registered under to Section 12(b) of the Exchange Act: None Securities registered under to Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Revenues for the issuer's most recent fiscal year ended March 31, 1999 were $31,325,618.

As of June 18, 1999 there were 5,406,496 shares of Common Stock issued and outstanding and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $30 million.

Documents incorporated by reference: The information required in Part III by Items 9, 10, 11, and 12 is incorporated by reference to the Registrant's proxy statement in connection with the 1999 annual meeting of shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information contained herein, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.


ITEM 1.  BUSINESS

INTRODUCTION

         Enterprise Software, Inc. (the "Company" or "ENSW") changed its name from IndeNet, Inc. on July 2, 1998. The Company was originally founded as a Colorado corporation on April 4, 1988 and was re-organized under the laws of the State of Delaware on July 17, 1995. On May 16, 1996, the Company acquired Cable Computerized Management Systems, Inc. ("CCMS") and on May 24, 1996, the Company acquired Enterprise Systems Group Limited and its subsidiaries ("ESG"). On April 2, 1997, ESG, through one of its subsidiaries, acquired Management Information Services Limited ("MIS"), and effective March 31, 1998, ESG, through another of its subsidiaries acquired Boss Associates Limited ("BOSS"). On September 1, 1998, ENSW acquired Revive Technologies Incorporated ("Revive") and on April 16, 1999, sold the assets of Revive to ManTech Systems Solutions Corporation Inc., a Virginia corporation. All references herein to the "Company" include Enterprise Software, Inc. and its consolidated subsidiaries, Mediatech, Starcom, CCMS, Revive, and Enterprise Systems Group Limited and its consolidated subsidiaries.

         See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the consolidated financial statements herein for further discussions regarding the integration plan, results of operations and financial condition.

INDUSTRY BACKGROUND

         Over the past several years, the broadcast and cable industries have undergone significant changes primarily as a result of new technologies, an increase in the number of television channels via the introduction of additional delivery mechanisms (e.g. cable, satellite, etc.) and changes in industry regulation, both in the United States and internationally. These changes have led to a dramatic increase in the sources of television and radio broadcasts and a corresponding increase in the amount of available advertising time. Television and radio stations derive revenue primarily from the sale of advertising time, the level of which is directly dependant upon the amount of available time that is sold and the price at which such time is sold. Television and radio stations find it increasingly difficult to sell advertising time at their required price levels, as a result of the increase in competition for the sale of advertising time and continued fragmentation of audiences across ever increasing channels. This increased supply of advertising time, together with an increased ability of advertisers to identify their target audiences, has also led to advertisers and agencies demanding a higher quality of service, with improved targeting of advertisements. As a result, television and radio stations require more sophisticated methods of determining how to price, package and deliver their inventory of advertising time. The Company believes that the products and services it has developed address the changing information technology requirements of the broadcast and cable industries.


RECENT DEVELOPMENTS

          The Company completed the acquisition of Revive on September 1, 1998, for approximately $13.7 million. The acquisition was effected through the merger of Revive into a newly formed wholly owned subsidiary of the Company (which subsidiary is now named RVT Incorporated). The acquisition was funded through a cash payment of approximately $6.8 million and the issuance of 893,484 shares of the Company's common stock to the Revive shareholders. The cash portion of the purchase price was paid from the Company's existing credit facilities and from the proceeds of the private placement debenture discussed in Note 8 to the consolidated financial statements. The shares of stock were valued using the closing price of the Company's common stock on the date the purchase was announced which approximated its fair value. Revive, based in Pittsburgh, PA, is a provider of software systems and tools for the conversion of legacy software systems into "state of the art" software systems. Following unpredictable delays by prospective clients to make commitments to convert their legacy systems and the resultant negative cash-flow, the board of directors authorized the sale of the Revive business in order to eliminate the drain on

ENSW's cash resources. The sale of the business assets of Revive was completed on April 16, 1999. The Company received $608,000 in cash upon closing, and a note receivable amounting to $1,105,053 payable in four quarterly installments of $276,263 plus interest at 6.5% per annum.

          On May 3, 1999, the Company received a letter from the NASDAQ Stock Market ("NASDAQ") asserting that the Company does not meet the listing requirements of NASDAQ with respect to minimum net tangible assets due to the sale of Revive. On May 14, 1999, the Company informed representatives of NASDAQ that upon consummation of a transaction with LiveWire (as described below), the Company would delist its common stock from NASDAQ.

          On October 29, 1998 the Board of Directors announced that it had retained Schroder & Co. Inc. to explore financial and strategic alternatives to maximize value for shareholders, including the possibility of a merger or sale of the Company. On June 28, 1999, the Company signed a definitive merger agreement with a wholly-owned subsidiary of LiveWire Media, L.L.C. ("LiveWire"). Under the terms of the merger agreement, LiveWire will purchase approximately 98% of the stock of the Company for $9.25 per share, in cash. Approximately 2% of the Company's common stock will remain outstanding. The price is subject to a possible downward adjustment of up to $.40 per share in the event of a shortfall in certain performance criteria or in the event there should be an adverse change in the business and operations of the Company resulting in liability of more than $1,000,000 and not to exceed $2,900,000. Upon the occurrence of certain events the Company has agreed to pay LiveWire a break-up fee of $2,500,000 and its fees and expenses up to an amount not exceeding $1,500,000. In connection with the execution of the merger agreement with LiveWire, each member of the Board, other than Cary Fitchey who was unable to participate in the Board meeting approving the transaction, has executed a voting agreement pursuant to which, among other things, each of them has agreed to vote their respective shares in favor of the Company's proposed merger with LiveWire. The merger is subject to certain conditions, including, without limitation, shareholder approval, approvals by applicable public and regulatory authorities, and financing.

BUSINESS STRATEGY

          The strategy of the Company is to be a leader in providing enterprise management technology to the electronic media marketplace and to expand into other software products through development and acquisitions. ESG and CCMS design, develop and distribute traffic, billing, revenue, program management and other software products for the electronic media marketplace. The Company currently provides its software products to over 240 domestic broadcast television and radio stations, and to a total 100 broadcast television stations located in the United Kingdom, Western Europe, Australia, New Zealand, Southeast Asia and South Africa. The Company has also installed approximately 300 traffic and billing software systems for cable television operators primarily in the U.S. Currently, ESG and CCMS jointly have an order backlog of over $95 million, most of which consists of software licensing and out-sourcing agreements having an average life of five years. To date, most of the Company's broadcast television station clients have consisted of larger stations in the larger metropolitan markets in the US. The Company's strategy is to leverage its existing technology, its client base and its reputation to pursue additional television broadcast clients. In addition, the Company also intends to expand its client base into smaller broadcast stations with its CCMS products.

         On April 2, 1997, the Company's subsidiary ESG, through its subsidiary, Enterprise Air-Time Systems Limited, acquired MIS from one of the UK's leading media conglomerates, United News & Media Plc ("UN&M"). The Company through its ESG subsidiary entered into a seven year software license and bureau services agreement with another of UN&M's subsidiaries, Television
Sales & Marketing Services Limited ("TSMS"), one of three of the UK's terrestrial television sales houses. The purchase price for MIS was a total of $2,260,710, payable $1,255,950 in cash upon completion, and $334,920 on each of the first three anniversaries of the completion date.

          To update its product offering of software and services, the Company made a strategic acquisition of a U.K. based provider of television program library management, planning, and scheduling software products. The consideration for that acquisition was $1,885,600 paid in cash upon completion and the issuance of notes to the two founder shareholders of BOSS. The notes total $1,507,140 plus interest at the rate of 8% per annum and are repayable in quarterly installments over two years. During fiscal 1999, ESG relocated BOSS to the premises current occupied by ESG's other UK subsidiaries.

OPERATIONS

         ESG was incorporated in 1977 in England and Wales. ESG has offices in the United States, UK, Australia and South Africa. ESG currently has 237 employees worldwide. CCMS was incorporated in 1983 in Michigan. CCMS, headquartered in the City of Wyoming, Michigan, currently has 26 employees.

         The Company, through its subsidiaries, designs, develops and integrates traffic and billing, revenue management, and program management software products for use by broadcast television, radio stations and cable operators, in the management of advertising time and programming. The Company's broadcast television and radio station's customers, who typically enter into a minimum contract period of five years to license the Company's software products, include such major television networks as NBC Television Stations, Tribune Television Stations, Fox Television Stations, Time-Warner Cable, TCI Cable and Pacific Telesys Cable in the United States; The Granada Sales Company, TSMS and VTM in Europe; Network 10 in Australia; and TVNZ in New Zealand. The Company also provides a range of related services to its customers including hardware installation, customer support, ongoing training, and custom software development services.

         The Company believes that, based on the concentration of its customer base in the top television markets in the United States and other parts of the world, and the nature and extent of its contractual relationships with its customers, it is one of the leading providers of advertising and programming management software products in media industry clients.

         In an effort to the streamline its operations and save costs, the decision was made to relocate the Company's corporate office in Livonia, Michigan to premises in Colorado Springs, CO currently utilized by the US subsidiary of ESG.

         On February 22, 1999 Mr. Andre A. Blay stepped down from the position of Chairman and Chief Executive Officer, and was replaced by Mr. Richard L. Schleufer. In an effort to settle all actual and potential claims against the Company and its affiliates and subsidiaries related to his employment, on June 28, 1999, the Company and Mr. Blay entered into an agreement that requires the Company to deliver to Mr. Blay the sum of $425,000. In addition, the Company has also agreed to enter into arbitration with Mr. Blay regarding the number, vesting schedule and the price of the stock options that he may be entitled.


PRODUCTS AND SERVICES

         The Company has developed a number of integrated and interactive computer software systems for use in specific geographic markets, both domestic and abroad, which can also be customized to satisfy individual client requirements. The products are made available to broadcast television and radio clients through licensing agreements typically for a minimum of five years, and to cable advertisers through perpetual licenses. The Company also provides a full line of related services to its customers, including project management, and customer training, implementation, and support.

         Broadcast Television and Radio Station Traffic and Billing Management Software Systems. The Company's traffic and billing management software systems for broadcast television and radio stations are designed to provide flexibility and support for television and radio station management. The systems incorporate a comprehensive set of programs, which provide the user with information on a range of areas, including sales orders, program scheduling, financial records, transmission logs, invoicing, and credit and collections. The systems can be configured to handle a variety of operations including individual operations, full networks and multichannel environments.

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

         Program Management Software Systems. The Company's program management software systems for broadcast television give customers control with respect to their inventory of feature films, syndicated series, cartoons, specials and other programs. The systems provide customers with extensive search capabilities, leading to better management of programming decisions. Examples of these capabilities include searches for a particular actor or theme, and searches based on past ratings, last play date or royalty payments due. The systems also provide information which can assist customers in purchasing programming. Other features of the systems include monthly amortization forecasting, comparison of program revenue with the amortized cost of the program and cash requirements reporting.

         Revenue Management Systems. These products place the inventory of airtime in a station's sales system, rather than in the traffic system. This enables clients to manipulate their inventory from a sales prospective. In addition to traffic and billing functions, the Landmark system also incorporates Yield Management, Deal Management, Audience Research, and a sales information database.

         Cable Television Systems. The principal product offered by the Company to its cable industry clients is the NOVAR System, a traffic management, billing and sales management system designed to manage all activities of the advertising sales operation. The system is designed to incorporate the information contained within a client's advertising contract, as well as the advertising spots associated with each contract and the network programs within which spots are to be scheduled. The NOVAR system can handle up to 5,000 contracts at any one time. The Company offers a single-user version of the system, as well as a multi-user version to allow for access by multiple users simultaneously. Certain of the features of the NOVAR system include (i) automatic or manual scheduling of advertising spot data, according to specific client requirements; (ii) maintenance of client advertising insertion tape libraries and assistance with tape editing procedures; (iii) generation of an advertising insertion schedule and (iv) automatic reconciliation of advertising spots that have aired, and the automatic scheduling of "make-goods" for spots that were missed.

MARKETING AND SALES

         Each of the Company's subsidiaries is responsible for marketing and sales of products and services relevant to their local marketplace. Overall coordination is exercised from the corporate office.

COMPETITION

         The Company competes with numerous competitors, both domestically and internationally, that provide products and services to the electronic media marketplace. Domestically, these competitors include C/JDS, MSA, VCI, Lan International, Visiontel and others. Internationally, they include C/JDS, Rebus, Pilat, TSS, Star Tricom and others. In addition, there are currently substantial amounts of in-house solutions throughout the marketplace that are competitive with those that the Company offers. The majority of the Company's competition exists within the television broadcasting and cable market segments. The Company has a much smaller presence in the radio, advertising agency and sales rep markets.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         ESG and CCMS primarily rely upon a combination of trademark, trade-name, and confidentiality and license agreements to establish and protect proprietary rights in their technologies. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software, or technology, without authorization or to develop similar product functionality independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

EMPLOYEES

         As of June 1, 1999, the Company had 263 employees, of whom 237 were employed by ESG, and 26 were employed at CCMS. The three officers of ENSW also perform active roles within ESG and CCMS and are counted in the ESG staffing number. Other than officers, ENSW had no other employees as of June 1, 1999. The Company's employees are not represented by any collective bargaining organization. The company believes that its relations with its employees to be good.

RESEARCH AND DEVELOPMENT

         ESG and CCMS are committed to devoting a significant amount of its resources to the development of new or enhanced traffic, billing, revenue and program management products. For the fiscal years ended March 31, 1999 and 1998, research and development expense was $565,164 and $139,955, respectively. In addition, ESG spent $2,112,310 in 1999 on the development of new products for program and broadcast presentation management, the management of advertising spot sales for the cable television providers, and advertising sales negotiations and bookings for television stations. ESG and CCMS intend to continue to actively enhance their products, and they expect that the total research and development costs will increase in future periods.

SIGNIFICANT CUSTOMERS

         During the fiscal year ended March 31, 1999, there was no single customer of either ESG or CCMS that represented more than 10% of either the total revenue of the Company, or the individual business of either ESG or CCMS.

ITEM 2.  PROPERTIES.

         The Company currently maintains five office facilities in the U.S. and abroad. All of the Company's office facilities are leased. The following is a summary of the Company's office facilities:

LOCATION                            USE                     LESSEE

Colorado Springs, Colorado         Executive offices        Enterprise Systems
                                   & office facilities,     Group, Inc.*
                                   also utilized as the
                                   Corporate head office.


Thames Ditton, Surrey, England     Executive offices,
                                   office facilities &      Enterprise Air-
                                   computer suite           Time Systems Ltd.*

French's Forest, NSW, Australia    Executive offices        Enterprise Systems
                                   & office facilities      Group (Australia)
                                                               Pty, Ltd.

Johannesburg, South Africa         Office Facility          Enterprise Air-
                                                            Time Systems Ltd.*
                                                            (South Africa
                                                            Branch)

City of Wyoming, Michigan          Office Facility          Cable Computerized
                                                            Management Systems,
                                                            Inc.

--------------------------------------------------------------------------------
*        Subsidiaries or branches of Enterprise Systems Group Limited


         The Company believes that these office facilities, additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is subject from time to time to litigation arising in the ordinary course of its business. The Company believes that no such litigation is pending that would have a material adverse effect on the Company's business.

        A former employee has filed suit against the Company alleging that the Company had failed to issue shares under three option agreements entered into in 1995 and 1996. The Company denies any liability on the ground that the options were not exercised within the time period specified in the option agreement because the individual voluntarily terminated his employment prior to the date of attempted exercise. The claim amounts to approximately $350,000 at March 31, 1999.

        A former employee of Starcom Mediatech (which was sold by the Company on July 18, 1997, to which the Company is providing defense and indemnity) filed suit against the Company for wrongful termination of an employment contract resulting from an agreement entered into by Starcom Mediatech to manage the former employees company. The claim amounts to approximately $90,000 at March 31, 1999.

        A threat of litigation has been made by a customer. The Company believes it can negotiate with the customer and limit the exposure to approximately $820,000.

        In connection with the acquisition of Revive, 893,484 shares of common stock of the Company were issued to the Revive shareholders. In connection with the Revive acquisition, the Company agreed to file a registration statement with respect to those shares by May 31, 1999. As the Company was engaged in active negotiations to be sold at a premium above its market price, the Company has not filed such a registration statement. The Company has also received a letter from counsel for the Revive shareholders noting that the Company is in breach of its obligations. If the merger with LiveWire is consummated, the Revive shareholders will be entitled to receive the merger consideration for their shares of the Company's common stock. The Company believes that, on or about August 4, 1999, most of the Revive shareholders will be able to freely transfer their respective shares of common stock, subject to the terms of Rule 144 of the Securities Act of 1933, as amended. One of the principal ex-shareholders of Revive has executed a voting agreement in connection with the proposed transaction with LiveWire that provides for a lock-up of his shares of common stock. The Company cannot predict what actions the Revive shareholders may take in connection with this matter.

        A debtor under a note agreement has asserted a claim under the warranty provisions of an agreement related to the sale of a former subsidiary. In connection with this claim, the Company has recorded an allowance for uncollectible accounts.

        The Company is party to other threatened litigation which it considers routine and incidental to its business. Management does not expect the results of any of these threatened actions to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  (a) The Company held its Annual Meeting of stockholders on January 6, 1999.

                  (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposals listed below were approved. The following are the voting results of the proposals:

         Proposal I-Election of Directors:

                                              For          Against     Withheld
                                       ----------------  ----------- -----------
          Andre A. Blay                    3,437,669         750        31,033
          Thomas H. Baur                   3,469,452           -             -
          H. Bradley Eden                  3,438,419           -        31,033
          Richard Schleufer                3,469,452           -             -
          Robert Beauregard                3,438,419           -        31,033
          Joseph J. Porfeli                3,469,377           -            75
          James S. Ware                    3,438,419           -        31,033

         James S. Ware resigned in January 1999, and Irwin Schlass was appointed to fill the resulting vacancy on the Board. In February, 1999, Thomas H. Baur resigned and Cary S. Fitchey was appointed to fill the vacancy on the Board.

         Proposal II-Approval of Company's Employee Stock Purchase and Savings
Plan:

                                              For          Against     Withheld
                                       ----------------  ----------- -----------
                                           3,395,985        73,324         143



         Proposal III-Ratification of the appointment of KPMG LLP as the Company's auditors for the fiscal year ended March 31, 1999:

                                              For          Against     Withheld
                                       ----------------  ----------- -----------
                                           3,469,244          75           133

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Enterprise Software, Inc.'s common stock trades on the NASDAQ National Market under the symbol "ENSW". On June 30, 1999, the closing sale price for the Common Stock was $8.00. The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the past two fiscal years.

Period Ended                      Per Share - HIGH           Per Share - LOW
                                  ----------------           ---------------
Quarter Ended 06/30/97            $      8.00                $     5.52
Quarter Ended 09/30/97            $     14.00                $     5.24
Quarter Ended 12/31/97            $     12.24                $     8.00
Quarter Ended 03/31/98            $     10.76                $     7.24

Quarter Ended 06/30/98            $     12.50                $     7.00
Quarter Ended 09/30/98            $     12.25                $     5.38
Quarter Ended 12/31/98            $      7.94                $     4.06
Quarter Ended 03/31/99            $      7.63                $     5.00

There are approximately 560 stockholders of record. The Company believes that there are approximately 3,000 stockholders who beneficially own the Common Stock of the Company.

         No dividends have been declared or paid by the Company on its Common Stock since inception, and no dividends are contemplated to be paid by the Company at any time in the foreseeable future.

         In March 1998, the Company completed a private placement of $15.0 million in Subordinated Debentures ("Debentures") to a single institutional investors. The Debentures accrue interest at 14.5% per annum, payable monthly. The Debentures have two tranches, both maturing in April, 2003. Tranche A is for $9.0 million and Tranche B is for $6.0 million in the aggregate. Tranche A was funded at closing on March 26, 1998 to make certain acquisitions, redeem the outstanding shares of Series A stock, and for working capital. Tranche B was funded at closing on September 1, 1998 to make certain acquisitions. The Debentures have a prepayment penalty for the first three years equal to the interest the Company would have paid on the prepaid balance during the remainder of the first three years, discounted at the short-term treasury rate at the time of prepayment.

         The investor received separate and detachable warrants to purchase the Company's common stock. Originally, the warrants, when exercised, would have provided stock ownership in the Company of 3.75% at the time of exercise.
The investor received 2.1% warrants with the funding of Tranche A, and 1.65% warrants with the funding of Tranche B. The original exercise price was $10.00 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. In October 1998, these warrants were re-priced to $4.50 in accordance with the terms of the warrants. Subsequent to March 31, 1999, the investor agreed that a upon a sale of the Company, the warrants would be cancelled and in exchange the investor would receive the greater of (i) $500,000 and (ii) 62.5% of the excess of (A) the consideration to be paid per share of common stock upon consummation of the sale of the Company over (B) $4.50 multiplied by the number of shares of common stock subject to the warrants. The warrants will expire ten years from the date of the final payment on the Debentures. The warrants were valued using a fair value based model at the date of issue to be amortized over the life of the loan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Operations of the Company commenced through its first acquisition in February 1995. The acquisitions completed by the Company to date are as follows:
(i) Mediatech, Inc. ("Mediatech") in February 1995, (ii) Channelmatic, Inc. ("Channelmatic") in November 1995, (iii) Starcom Television Services, Inc. ("Starcom") in February 1996, (iv) CCMS in May 1996, (v) ESG in May 1996, (vi) Media Information Services Ltd. ("MIS") in April 1997, (vii) Boss Associates Ltd. ("BOSS") in March 1998, and (viii) Revive in September 1998. On March 24, 1997, the Company sold its interest in Channelmatic, on July 18, 1997, the Company sold its interests in Mediatech and Starcom, and on April 16, 1999, the Company sold its interest in Revive.

         On June 2, 1997, the Company announced the results of its strategic review of its then businesses. The Board of the Directors of the Company decided to focus the Company's operations on enterprise management software products and services, particularly in the television and radio industry including broadcast and cable. These products and services were provided by the Company's subsidiaries ESG and CCMS. Accordingly, because the operations of certain of its remaining subsidiaries were inconsistent with the Company's revised business strategy, the Company sold its interests in its content delivery subsidiaries Mediatech and Starcom.

         The Company currently designs and develops traffic billing, revenue and program management software products for the management of advertising time and programming through its subsidiaries ESG and CCMS. The acquisitions during the 1998 and 1999 fiscal years have both broadened the products and service offering of ESG, as well as increasing ESG's client base. The Company now operates in one business segment. The Company operates in various countries. See Note 10 to the consolidated financial statements.

The following comparison of the Company's operations for the past two fiscal years is based on ongoing operations only, and contains no figures relating to discontinued operations.

ACTUAL RESULTS FOR FISCAL 1999 COMPARED TO FISCAL 1998


                                                                      FISCAL 1999        FISCAL 1998
                                                                --------------------------------------
Revenue                                                               $ 31,325,618        $ 24,981,955
Cost of sales                                                           12,425,443          12,365,138
Selling, general, & administrative                                      10,284,178           7,589,204
Depreciation & amortization                                              2,882,674           2,154,941
Research & development                                                     565,164             139,955
Occupancy costs                                                          1,448,454           1,256,683
Restructuring, impairment, & one-time charges                                    -           5,907,321
Other income (expense), net                                             (5,152,301)         (1,699,254)
Income tax benefit expense                                                 (43,494)           (819,892)
Loss from discontinued operations                                       (1,647,255)         (1,024,903)
Loss/gain on disposal of discontinued operations                       (13,471,007)          8,890,442
Net loss/income                                                        (16,507,364)          2,554,890

Revenue

         Revenue increased approximately $6,344,000 or 25% as compared to fiscal 1998. This increase resulted from an increase in revenue from domestic sales of $5,031,000 and international sales of $1,313,000. Of the international sales, revenue as a result of the Boss acquisition was $2,569,000. The increase in revenue from ESG was primarily due to license income from newly installed systems during the year.

Cost of Sales

         Cost of sales increased approximately $60,000 or 0.5% from 1998. This marginal increase in cost of sales reflects the benefits from increased license revenues for which there is little incremental costs. The gross profit as a percentage of revenue increased in 1999 to 60% from 50% in 1998.

Selling, General, and Administrative

         Selling, general and administrative ("SG&A") expenses includes amounts of $6,707,332 (fiscal 1998 $5,001,000) with respect to ESG, $1,600,305 (fiscal
1998 $1,127,000) with respect to CCMS, and $1,976,541 (fiscal 1998 $1,461,000)
with respect to ENSW.

         SG&A expense increased by $2,695,000 in fiscal 1999 relative to fiscal 1998. The increases in SG&A of approximately $1,706,000 or 34% for ESG, and of approximately $473,000 or 42% for CCMS, are both due to an increased level of business resulting in increased computer hardware and software maintenance and running costs, together with increased travel and marketing costs. The Company incurred staff cost increases due to wage rate increases in the computer industry in general as a result of the demand by other companies for skilled staff to work on the "millennium bug" together with the general level of wage rate increases in the Colorado area as a result of the relocation of a number of conglomerates.

         The ENSW expense represents costs incurred by the parent company. These expenses include primarily legal and professional fees of approximately $1,042,000 as well as other costs associated with being a public listed company, (e.g. SEC and NASDAQ fees, and printing and shareholder communication costs), amounting to approximately $552,000. The expenses of ENSW also include the salaries, automobile related expenses and travel costs amounting to approximately $382,000 for two officers, one until September 1998, and the other, the Chairman and Chief Executive, until February 1999. At the time of this report there are no salary costs attributable to ENSW. The Corporate Office has been relocated from Livonia to Colorado Springs in a further effort to save on expenditures, principally rent and other general and administrative costs.

Depreciation and Amortization

         Depreciation and amortization increased from approximately $2.1 million in fiscal 1998 to approximately $2.9 million in fiscal 1999 due to the additional amortization resulting from the acquisition of BOSS.

Research and Development

         Research and development ("R&D") increased substantially from approximately $140,000 in fiscal 1998 to approximately $565,000 in fiscal 1999. Of this expenditure, $277,000 ($55,000 in fiscal 1998) was spent on Year 2000 (the "millennium bug") testing and remediation. Both ESG and CCMS are committed to continued development and the improvement of their products and both expect their R&D expenditure to increase in future periods.

Restructuring, Impairment and Other Costs

         During fiscal 1998, the company incurred nonrecurring charges. The $5.9 million Restructuring, Impairment and Other One-time Charges include $2.8 million related to asset write-downs to net realizable value of capitalized software development costs. Management wrote-off certain capitalized software development costs after determining that the likelihood of the future recovery of those capitalized costs was remote. In addition, the Company wrote off approximately $2.2 million and $847,000 in purchased in process research and development in connection with the acquisitions of Boss and MIS, respectively.


Other Income (Expense)

         Interest income decreased from fiscal 1998 to fiscal 1999 by approximately $201,000. Interest expense increased from fiscal 1998 to fiscal 1999 by approximately $1.7 million. Both occurrences were due primarily to decreased cash reserves and increased cash borrowings as a result of the BOSS and Revive acquisitions, and the redemption of Series A Preferred Stock.

         During fiscal 1998, the Company paid $495,527 in severance costs to its former Chief Executive Officer upon his departure in July 1997. During fiscal 1999, the Company paid $68,700 to a Managing Director of one of the subsidiaries of ESG upon his departure from the company in September 1998, and made a provision for $475,000 to its former Chairman in recognition of his departure in February 1999.

         The Company has made a provision for $1.70 million with respect to four separate claims. First, a former employee is alleging that the Company had failed to honor certain stock options granted. Second, a former employee is alleging that the Company had, without notice, terminated his employment. Third, a threat of litigation has been made by a customer for breach of contract. The Company has accrued the estimated cost of curing the breach. Finally, a company that purchased a former subsidiary has made a claim under the warranties section of the sales agreement and is alleging certain financial damages. While the Company believes that it has grounds for disputing the majority of the claim, it has made a provision for a possible uncollectible account.

         The remaining Other expense in fiscal 1998 amounted to approximately $697,000. This was reduced to approximately $234,000 in fiscal 1999.

Income Taxes

         At March 31, 1999 and 1998, the Company had net operating loss carryforwards of $23.0 million and $18.5 million for federal income tax purposes, of which $3.3 million is subject to a separate return limitation at March 31, 1999. The carryforwards expire in varying amounts and years through 2019. This loss carryforwards gives rise to a deferred tax asset of $7.8 million and $6.3 million at March 31, 1999 and 1998, respectively. This deferred tax asset has a valuation allowance, as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. Income tax benefit for both fiscal 1999 and fiscal 1998 primarily represent state taxes for the various states in which the Company does business.

Discontinued Operations

         The loss from discontinued operations in fiscal 1999 resulted from the losses incurred by Revive during the period of ownership by the Company. The loss from discontinued operations in fiscal 1998 resulted from the operations of Starcom Mediatech only through the sale on July 18, 1997.

         At March 31, 1999 full provision was made for the loss, net of taxes, amounting to $13,471,007 in respect of the sale of the business of Revive on April 16,1999. During fiscal 1998, the Company recorded a gain, net of taxes, of $8,890,442 from the sale of its subsidiaries, Mediatech and Starcom.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had $5.2 million in unrestricted cash, compared with $6.2 million at March 31, 1998, and a working capital deficit of $2.4 million compared to a deficit at March 31, 1998 of $0.6 million. During the year ended March 31, 1999, cash and cash equivalents decreased by $1.0 million but the Company generated $2.3 million of cash from its operations, primarily due to the operating profit of the Company and an increase in working capital. The Company provided $5.0 million through its financing activities, and used this cash primarily for the purchase by ESG of BOSS, and the purchase of Revive by the Company, capitalized software costs, and deferred financing costs.

         The Company anticipates funding its working capital needs for the next twelve months through cash generated from operations, and lower costs associated with license contracts for which deferred income of $3.4 million has been recorded at March 31, 1999, compared to $3.1 million at March 31, 1998.

         In order to address the cash flow problems of Revive, the Company sold the business assets of this subsidiary on April 16, 1999. In addition, the Company further reduced the staff at its Corporate Office and relocated the Corporate Office to premises in Colorado Springs, Colorado, that were already occupied by ESG's US subsidiary. Although it is anticipated that these actions, together with the cash-flow generated from the Company's operating activities, have significantly improved the overall cash flow, no assurance can be given that the funds generated from operations and the cost savings will be sufficient to offset the Company's working capital deficit. The Company has other debt financing available to meet its anticipated cash needs in excess of cash generated from operations.

         In the year ended March 31, 1998, the Company successfully negotiated the cancellation of the convertible notes through a cash payment of $4.675 million and the issuance of a promissory note in the amount of $825,000, which was paid subsequent to March 31, 1998.

         The Company's other debt obligations consist of debt owed by both ENSW and by certain of its subsidiaries. The debt obligations of ENSW consist of indebtedness owed to affiliates of the Company, convertible notes held by one investment fund, and a long-term line of credit facility with a major clearing bank. The debt obligations of the subsidiaries primarily finance leases for equipment and loan notes due to the former stockholders of acquired businesses. ENSW currently is, however, a holding company that generates no revenues and is dependent on cash from its subsidiaries for operating proceeds. Accordingly, the ability of ENSW to fund its debt service obligations and its working capital expenses is dependent upon proceeds from its subsidiaries and upon its ability to raise additional financing. During fiscal 1998, the Company did not make certain scheduled payments on the related party notes payable. However, the Company currently believes that cash generated by the subsidiaries from operations is sufficient to repay the debt obligations of those subsidiaries as such obligations become due.

Since the obligations of ENSW to certain of its affiliates under its existing debt is secured by a lien on some of the stock of two its subsidiaries, failure to repay such indebtedness could result in the loss of a portion of ENSW's interest in that such subsidiary. Any foreclosure by the institutional lenders that have extended credit to the subsidiaries could result in the foreclosure of certain of the assets of the subsidiaries.

INFLATION

         The Company does not believe that inflation will have a material impact on the Company's future operations.

NEW ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for fiscal 1999. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

         During October 1997, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 replaces the SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. Further, in order to recognize revenue for each element as delivered, stringent requirements for "vendor-specific objective evidence" must be met for each element's fair value, and no remaining undelivered elements can be essential to the functionality of the delivered elements.

         In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which clarifies guidance regarding VSOE and multiple element arrangements. SOP 98-9 amends SOP 98-4 to extend the deferral of guidance in SOP 97-2 as it relates to these matters through fiscal years beginning after March 15, 1999. The Company has evaluated the SOP and amendments and does not expect their adoption will have a material effect on its revenue recognition practices.

         In June 1998 the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage or plan to engage in derivatives, there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs having being written using two digits rather than four digits to define the applicable year. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company.

         The risk for the Company exists in four areas: (1) systems used by the Company to run its business; (2) systems used by the Company's suppliers; (3) potential support or other claims from the Company's customers; and (4) the potential reduced expenditures on new systems by prospective customers as a result of them spending significant amounts on the testing and remediation of their existing information systems, which have Year 2000 problems, and the reluctance of those prospective customers to change systems in the period leading up to the millennium.

         Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies including customers of the Company owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications, and divert spending otherwise allocated in their budgets for new software and hardware. Such changes in customers' spending patterns could have a material adverse impact in the Company's sales, operating results or financial condition for the fiscal year ending March 31, 2000.

         The Company has completed a comprehensive in-house review of its software products. The review has identified the need for modifications, which have been or are in the process of being completed. The Company has contacted its critical suppliers to determine if the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate the risks with respect to the failures of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company' results of operations or financial condition. In particular, little or no response has been received from the public utilities, such as the electricity, telephone, and water companies. As a result, this Company, along with most other business in the United States and internationally, could be materially adversely impacted as a direct result of the failure of these utilities not providing an uninterrupted supply.

         The total cost of the review and necessary modifications spent to date has amounted to approximately $332,000. Of this amount, $277,000 was spent in the year ended March 31, 1999. The Company expects to spend a further $157,000 to complete the remainder of the necessary modifications in the fiscal year ending March 31, 2000. The remaining work is expected to be substantially completed by July 1999. The current estimate of the total costs for the whole project is now approximately 60% more than the original estimate. The expenditures incurred by Revive, during its period of ownership, on Year 2000 reviews or modifications amounted to $1,600. All costs incurred have been expensed.

         At the time of the acquisition of BOSS Associates Limited, the Company acquired seven clients that were using legacy systems previously supplied by BOSS. Following that acquisition a decision was made that the Company would neither test, nor remediate those old legacy systems at its own expense, and the clients were notified accordingly. The Company has either already supplied or is intending to supply compliant systems to five of those clients. Two clients have found alternative suppliers.

         Although the Company believes that its products will be Year 2000 compliant, not all customer situations can be totally anticipated, particularly those involving third party hardware and software. The Company may therefore see an increase in support and other claims as a result of the millennium transition. Thereafter, litigation regarding Year 2000 compliance issues may ensue. For these reasons, the impact of customer claims could have a material adverse impact on the Company's business, financial condition, and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders. The information regarding compliance with Section 16 of the Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the 1999 meeting of shareholders.

Item 10. Executive Compensation.

         The information required by this Item 10 is incorporated by reference to the information captioned "Executive Compensation" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 11 is incorporated by reference to the information captioned "Security Ownership of Certain Beneficial Owners and Management" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 12 is incorporated by reference to the information captioned "Compensation Committee Interlocks and Insider Participation" included in the Registrant's definitive proxy statement in connection with the 1999 meeting of shareholders.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Exhibit Index

Exhibit Number                              Description
--------------------------------------------------------------------------------

3.1 Enterprise Software, Inc. Certificate of Incorporation (Incorporated by reference to
                                   Exhibit 3.1 of the Registration Statement on
                                   Form S-3 (File No. 333-1205)

3.2 Enterprise Software, Inc. Bylaws (Incorporated by reference to Exhibit No. 3.2 of registration statement on Form S-3 (File No. 333-1205)

4.1 Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3 (File No. 333-1205)

10.5 Registration Rights Agreement (Incorporated by reference to Exhibit I to the Form 8-K for event which occurred on February 29, 1996)

10.7                               Cable Computerized Management Systems, Inc.
                                   Agreement and Plan of Merger (Incorporated by reference to Exhibit 99 to Report on Form 8-K for event dated May 16, 1996)

10.8 Enterprise Systems Group Limited Share Purchase Agreement (Incorporated by reference to Exhibit 99 to Report on Form 8-K for event dated May 24, 1996)

10.9 Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Appendix A of Proxy Statement (File No. 333-1205)

23                                 Consent of KPMG LLP

27                                 Financial Data Schedule

(b)  REPORTS ON FORM 8-K

         The Registrant filed eight reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1999, as follows:

         (i)      A report on Form 8-K filed on May 15, 1999, reporting under
                  Item 5 the announcement of the Company signing a non-binding letter of intent with LiveWire Ventures, LLC regarding a proposed transaction whereby LiveWire would acquire up to 100% of the outstanding common stock of the Company.
         (ii)     A report on Form 8-K filed on April 30, 1999, reporting under
                  Item 2 the announcement of the completion of the sale of Revive Technologies Incorporated to ManTech International Corporation.
         (iii)    A report on Form 8-K filed on March 5, 1999, reporting under
                  Item 5 the announcement of the Chairman and chief executive officer would be leaving and his responsibilities would be assumed by Richard L. Schleufer.
         (iv) A report on form 8-K filed on February 16, 1999, reporting under Item 5 the announcement of the resignation of Thomas A. Baur from the Board of Directors of the Company and the election of Cary S. Fitchey to fill such vacancy.
         (v) A report on form 8-K filed on February 4, 1999, reporting under Item 5 the announcement of the election of Irwin Schlass to fill a vacancy on the Board of Directors of the Company created by the resignation of James S. Ware.
         (vi) A report on form 8-K filed on January 21, 1999, reporting under Item 5 the terms of that certain Investment and Loan Agreement, dated as of March 26, 1998, by and between the Company and Allied Capital Corporation, as amended, and the documents delivered by the Company in relation thereto.
         (vii) A report on form 8-K filed on January 21, 1999, reporting under Item 5 amendments to the Company's Stock Appreciation Rights Plan.
         (viii)   A report on form 8-K filed on January 4, 1999 reporting under
                  Item 5 the nomination for election of Joseph J. Porfeli to the Board of Directors of the Company, and the entering into of employment agreements with certain executive officers of the Company and its subsidiaries.

ENTERPRISE SOFTWARE, INC.


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERPRISE SOFTWARE, INC.


Signed  July 9, 1999                By:     /s/ Richard L. Schleufer
                                            Richard L. Schleufer
                                            Chairman of the Board and Chief
                                            Executive Officer


        July 9, 1999                By:     /s/ D. W. Martin
                                            David W. Martin,
                                            Chief Financial Officer


         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   July 9, 1999                By:     /s/ Joseph Porfeli
                                            Joseph Porfeli, Director


Date:   July 9, 1999                By:     /s/ H. Bradley Eden
                                            H. Bradley Eden, Director and
                                            Corporate Secretary


Date:   July 9, 1999                By:     /s/  Cary Fitchey
                                            Cary Fitchey, Director

Date:   July 9, 1999                By:     /s/  Irwin Schlass
                                            Irwin Schlass, Director

Date:   July 9, 1999                By:     /s/  Robert Beaureguard
                                            Robert Beaureguard, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of KPMG LLP, Independent Certified Public Accountants................ F-2

Consolidated Balance Sheets as of March 31, 1999 and 1998................... F-3

Consolidated Statements of Operations for the years ended March 31,
     1999 and 1998.......................................................... F-5

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999 and 1998.......................................... F-6

Consolidated Statements of Cash Flows for the years ended March 31,
      1999 and 1998......................................................... F-7


Notes to Consolidated Financial Statements.................................. F-9

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Enterprise Software, Inc.




We have audited the accompanying consolidated balance sheets of Enterprise Software, Inc. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprise Software, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             KPMG LLP

Detroit, Michigan
May 21, 1999 except for Note 18
  which is as of June 28, 1999

                            ENTERPRISE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                 March 31,       March 31,
                                                                                   1999            1998
                                                                                -----------    -----------
Current assets:
     Cash and cash equivalents                                                  $ 5,233,587    $ 6,169,383
     Accounts and other receivables, net of allowance of doubtful
       accounts of $ 341,110 and $ 288,699 in 1999 and 1998, respectively         3,594,948      4,142,186
     Notes receivable, current portion                                              443,615        745,213
     Marketable securities, at fair market value                                          -      1,135,000
     Prepaid expenses and deferred taxes                                          1,355,443        570,910
                                                                                -----------    -----------

Total current assets                                                             10,627,593     12,762,692

Property and equipment, less accumulated depreciation and amortization            3,007,857      3,142,661

Notes receivable, net of current portion                                          2,290,557      3,011,892
Capitalized software development costs                                            2,682,025              -
Customer list and other identifiable assets, net of accumulated amortization
   of $ 2,875,928 and $ 1,837,065 in 1999 and 1998, respectively                 14,103,386     14,063,563
Goodwill, net of accumulated amortization of $ 913,497 and $ 336,703 in
   1999 and 1998, respectively                                                    4,774,701      5,351,494
Other long-term assets                                                              731,921        626,549
                                                                                -----------    -----------

TOTAL ASSETS                                                                    $38,218,040    $38,958,851
                                                                                ===========    ===========





           See accompanying notes to consolidated financial statements

                           ENTERPRISE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                            March 31,       March 31,
                                                                              1999            1998
                                                                         ------------     ------------
Current liabilities:
     Accounts payable and accrued expenses                               $  7,559,362     $  5,273,106
     Deferred revenue                                                       3,420,046        3,073,557
     Notes payable, current portion                                           522,860        3,504,519
     Notes payable to related parties, current portion                        763,240          779,637
     Capital lease obligations, current portion                               713,409          785,475
                                                                         ------------     ------------

Total current liabilities                                                  12,978,917       13,416,294

     Notes payable, net of current portion                                  7,322,860        1,088,490
     Notes payable to related parties, net of current portion              13,994,617        8,976,384
     Capital lease obligations, net of current portion                      1,124,235        1,400,312
     Other long-term liabilities                                              400,000          183,432
                                                                         ------------     ------------

TOTAL LIABILITIES                                                          35,820,629       25,064,912

Commitments and contingencies                                                       -                -

Redeemable Preferred Stock:
     Preferred stock, Series A, $.0001 par value
         Authorized - 1,200 shares authorized,
         issued and outstanding  -0 and 190 shares
         in 1999 and 1998, respectively                                             -                1

Stockholders' equity:
     Common stock $.001 par value
         Authorized - 100,000,000 shares
         Issued and outstanding - 5,406,496 and 4,513,012 shares in
             1999 and 1998, respectively                                        5,406            4,513
     Additional paid-in capital                                            48,695,228       43,425,818
     Accumulated deficit                                                  (46,381,162)     (29,873,798)
     Accumulated other comprehensive income                                    77,939          337,405
                                                                         ------------     ------------
         Total stockholders' equity                                         2,397,411       13,893,938
                                                                         ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 38,218,040     $ 38,958,851
                                                                         ============     ============





           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       For Years Ended March 31,
                                                                    -----------------------------
                                                                         1999            1998
                                                                    ------------     ------------
Revenue                                                             $ 31,325,618     $ 24,981,955
Cost of sales                                                         12,425,443       12,365,138
                                                                    ------------     ------------

Gross profit                                                          18,900,175       12,616,817

Operating expenses:
      Selling, general and administrative                             10,284,178        7,589,204
      Depreciation and amortization                                    2,882,674        2,154,941
      Research and development                                           565,164          139,955
      Restructuring, impairment and other nonrecurring charges                 -        5,907,321
      Occupancy costs                                                  1,448,454        1,256,683
                                                                    ------------     ------------
                                                                      15,180,470       17,048,104
                                                                    ------------     ------------

          Operating Income (Loss)                                      3,719,705       (4,431,287)

Other income (expense):
      Interest income                                                    380,626          581,542
      Interest expense                                                (2,789,879)      (1,088,323)
      Severance and settlement cost                                   (2,509,497)        (495,527)
      Net gain on extinguishment of debt                                       -            2,986
      Realized loss on foreign exchange                                  (17,104)         (35,661)
      Loss on sale of marketable securities                              (27,660)        (501,607)
      Miscellaneous, net                                                (188,787)        (162,664)
                                                                    ------------     ------------
                                                                      (5,152,301)      (1,699,254)
                                                                    ------------     ------------


Loss from continuing operations before income taxes                   (1,432,596)      (6,130,541)

Income tax benefit                                                       (43,494)        (819,892)
                                                                    ------------     ------------

Loss from continuing operations                                       (1,389,102)      (5,310,649)

Discontinued Operations
      Loss from discontinued operations, net of tax benefit of
          $ 443,700 and $ 221,000 in 1999 and 1998, respectively      (1,647,255)      (1,024,903)

      Gain/(loss) on disposal of Subsidiaries, net of taxes
          of $ 560,000 and $1,057,000 in 1999 and
          1998, respectively                                         (13,471,007)       8,890,442
                                                                    ------------     ------------

Net income/(loss)                                                    (16,507,364)       2,554,890

Dividends to preferred shareholders                                            -          392,233
                                                                    ------------     ------------

Net income/(loss) allocable to common shareholders                  $(16,507,364)    $  2,162,657
                                                                    ============     ============
Basic and diluted earnings/(loss) per share:
      Earnings/(loss) per share from continuing operations          $      (0.28)    $      (1.30)
                                                                    ============     ============
      Earnings/(loss) per share from discontinued operations        $      (3.01)    $       1.79
                                                                    ============     ============
      Net income/(loss) per share                                   $      (3.29)    $       0.49
                                                                    ============     ============
Weighted average number of
     common shares outstanding                                         5,029,519        4,399,710
                                                                    ============     ============



           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE TWO YEARS ENDED MARCH 31, 1999


                                                 Series C Preferred Stock         Common Stock
                                                --------------------------------------------------      Additional
                                                Number of        Preferred    Number of     Common        Paid-in
                                                 Shares            Stock       Shares       Stock         Capital
                                                ---------     ------------   ---------------------------------------
Balances at March 31, 1997                            789     $       1      4,295,266     $ 4,295     $ 49,222,808

Conversion of Series B Preferred
     Stock to Common Stock                              -             -         98,113          98              (75)

Repurchase of Series C Preferred stock               (789)           (1)       147,926         148       (6,574,206)

Cashless exercise of employee stock options             -             -         38,143          38              (38)

Purchase and cancellation of treasury shares            -             -        (66,436)        (66)        (549,934)

Amount to be paid in Common stock related to
    stated accretion on Series A and Series C
    Preferred Stock                                     -             -              -           -          366,233

Warrants issued in connection with
    subordinated debentures                                                                                 961,030

Preferred stock dividends                               -             -              -           -                -

Net income                                              -             -              -           -                -

Other comprehensive income,
    foreign currency adjustment,net of tax              -             -              -           -                -

                                                 --------     ---------     ----------     -------     ------------

Balance at March 31, 1998                               -     $       -      4,513,012     $ 4,513     $ 43,425,818

Redemption of Preferred
    Stock, Series A                                     -             -              -           -       (2,099,999)

Warrants issued in connection with
    subordinated debentures                             -             -              -           -          669,053

Shares issued for purchase of Revive
    Technologies, Inc.                                  -             -        893,484         893        6,700,356

Net loss                                                -             -              -           -                -

Other comprehensive income,
    foreign currency adjustment,net of tax              -             -              -           -                -
                                                 --------     ---------     ----------     -------     ------------

Balance at March 31, 1999                               -     $       -      5,406,496     $ 5,406     $ 48,695,228
                                                 ========     =========     ==========     =======     ============

                                                                        Foreign
                                                                       Currency
                                                       Accumulated    Translation
                                                         Deficit      Adjustment        Total
                                                     -------------------------------------------
Balances at March 31, 1997                           $(32,036,455)    $ 456,976     $ 17,647,625

Conversion of Series B Preferred
     Stock to Common Stock                                      -             -               23

Repurchase of Series C Preferred stock                          -             -       (6,574,059)

Cashless exercise of employee stock options                     -             -                -

Purchase and cancellation of treasury shares                    -             -         (550,000)

Amount to be paid in Common stock related to
    stated accretion on Series A and Series C
    Preferred Stock                                             -             -          366,233

Warrants issued in connection with
    subordinated debentures                                                              961,030

Preferred stock dividends                                (392,233)            -         (392,233)

Net income                                              2,554,890             -        2,554,890

Other comprehensive income,
    foreign currency adjustment,net of tax                             (119,571)        (119,571)

                                                     ------------     ---------     ------------

Balance at March 31, 1998                            $(29,873,798)    $ 337,405     $ 13,893,938

Redemption of Preferred
    Stock, Series A                                             -             -       (2,099,999)

Warrants issued in connection with
    subordinated debentures                                     -             -          669,053

Shares issued for purchase of Revive
    Technologies, Inc.                                          -             -        6,701,249

Net loss                                              (16,507,364)            -      (16,507,364)

Other comprehensive income,
    foreign currency adjustment,net of tax                      -      (259,466)        (259,466)
                                                     ------------     ---------     ------------

Balance at March 31, 1999                            $(46,381,162)    $  77,939     $  2,397,411
                                                     ============     =========     ============


       The above reflects the 1 for 4 stock split effective July 2, 1998.

          See accompanying notes to consolidated financial statements

                           ENTERPRISE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       For Years Ended March 31,
                                                                                    ------------------------------
                                                                                         1999              1998
                                                                                    ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                               $(16,507,364)    $  2,554,890
     Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
           Depreciation and amortization                                                2,923,164        3,038,729
           Gain on extinguishment of debt                                                       -           (2,986)
           Non-recurring expenses                                                               -        5,408,350
           Reserve for loss on note receivables                                           438,000                -
           Loss (gain) on sale of subsidiaries                                         13,471,007      (10,412,442)
           Amortization of discount on note payable                                       277,359                -
           Loss on sale of marketable securities                                           27,660          501,607
           Gain  on sale of property and equipment                                        (43,374)         (38,410)
           Unrealized loss on notes receivable due to foreign exchange                          -          148,605
           Changes in operating assets and liabilities (net of acquisitions):
              Restricted cash                                                                   -          214,876
              Accounts and other receivable                                               810,924           18,209
              Inventories                                                                       -           53,153
              Prepaid expenses and deferred taxes                                        (554,066)         494,127
              Other assets                                                                 71,000         (111,724)
              Accounts payable and accrued expenses                                     1,415,338      (1,089,175)
              Deferred revenue                                                            199,534           29,870
              Other long-term liabilities                                                (179,680)         767,995
                                                                                     ------------     ------------
NET CASH PROVIDED BY OPERATIONS                                                         2,349,502        1,575,674
                                                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (279,026)        (646,669)
     Capitalized software development costs                                            (2,682,025)      (2,159,782)
     Collection on notes receivable                                                       568,605          429,490
     Deferred financing costs                                                            (472,582)        (595,595)
     Net proceeds from sale of building and other property and equipment                  128,365          598,202
     Net proceeds from sale of subsidiary                                                       -       13,495,794
     Proceeds from sales of marketable securities                                       1,107,340        1,839,655
     Acquisition net of cash received                                                           -       (3,932,625)
     Payments for purchase of Revive Technologies, Inc.                                (6,671,038)               -
     Cash of acquired businesses                                                           (1,400)         120,600
     Cash of divested business                                                                  -          (42,451)
                                                                                     ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (8,301,761)       9,106,619
                                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and capitalized leases                                (10,867,128)      (7,119,659)
     Repayment of notes payable to related parties                                       (607,757)      (4,819,518)
     Proceeds from notes payable                                                       12,591,348        2,690,916
     Net proceeds from subordinated debentures                                          6,000,000        9,000,000
     Repurchase of Series A preferred stock                                            (2,100,000)      (6,574,055)
     Purchase and cancellation of treasury stock                                                -         (550,000)
     Dividends on preferred stock                                                               -          (26,000)
                                                                                     ------------     ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     5,016,463       (7,398,316)
                                                                                     ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (935,796)       3,283,977

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         6,169,383        2,885,406
                                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $  5,233,587     $  6,169,383
                                                                                     ============     ============

           See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest Expense                                  2,624,993       857,074
     Income taxes                                         99,000         3,910

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the year ended March 1999, the Company incurred capital lease obligations of $ 692,853.
     On September 1, 1998, the Company issued 107,970 warrants in connection with the issuance of subordinated debentures for $ 6 million. The warrants were valued using a fair value pricing model.
     On September 1, 1998, the Company issued 893,484 shares of stock to purchase Revive Technologies, Inc. at a market value of $ 7.50 per share, or $ 6,701,249.
     During the year ended March 31, 1998, the company entered into an agreement with a creditor of the company, to reduce their note payable by $15,000 of principal and $12,246 of related interest due to an acceleration of payment.
     During the year ended March 31, 1998, the Company incurred capital lease obligations of $2.6 million.
     During the year ended March 31, 1998, the Company increased its hedging loss by $1.3 million, with an offset to Restricted Cash. In March 1998, the loan and the restricted cash was reduced by $2.6 million.
     Effective April 1, 1997, in connection with a Share Purchase agreement with United News and Media Plc ("UN&M") the Company acquired Media Information Services Limited ("MIS") from United in exchange for $1,300,000 in cash and a note payable of $1,000,000.
     Effective March 31, 1998, in connection with a Share Purchase agreement with a Boss Associates Limited, ("Boss") the Company received assets of approximately $981,000 and assumed liabilities of approximately $788,000 in exchange for $1,900,000 in cash and notes payable of $1,500,000.
     During the year ended March 31, 1998, the Company recorded deferred accretion charges of $86,000 related to Series A Preferred Stock and $280,233 related to Series C Preferred Stock.
     At March 1998, the Company revalued marketable securities to their fair market value and recognized a loss of $465,000.
     On March 26,1998, the Company issued 94,775 warrants in connection with the issuance of subordinated debentures for $9 million. The warrants were valued using a fair value pricing model.








           See accompanying notes to consolidated financial statements
                                      F-8

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Enterprise Software, Inc., plus the accounts of its subsidiaries during the periods that such subsidiaries were owned by Enterprise Software, Inc. (collectively "the Company"). The subsidiaries include its wholly-owned subsidiaries of Mediatech, Inc. ("Mediatech") (through its sale on July 18,
1997), Starcom Television Services, Inc. ("Starcom") (through its sale on July 18, 1997), Cable Computerized Management Systems, Inc. ("CCMS") (since its acquisition on May 16, 1996), Enterprise Systems Group Limited ("ESG") (since its acquisition on May 24, 1996), Media Information Services Limited ("MIS") (since its acquisition April 2, 1997), Boss Associates Limited ("Boss") (since its acquisition on March 31, 1998), and RVT Incorporated (formerly known as Revive Technologies Incorporated ("Revive")) (since its acquisition on September 1, 1998). All material intercompany transactions and balances have been eliminated.

ORGANIZATION AND BUSINESS

         The Company, a Delaware corporation, changed its name from IndeNet, Inc. to Enterprise Software, Inc. effective July 2, 1998. The Company designs, develops, sells and supports traffic, billing, revenue and program management software products for the electronic media marketplace. With the acquisition of Revive, the Company also was an automated software conversion company that helps enterprises migrate critical business processes and data to run on new hardware, database and operating system environments. The Company believes that all of its current operations should be considered one business segment. The Company's customers are located throughout the world and are serviced by operating facilities located in Colorado Springs, Colorado; Grand Rapids, Michigan;
Thames Ditton, England; Sydney, Australia; and Johannesburg, South Africa.

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

SOFTWARE DEVELOPMENT COSTS

         Software development costs related to the Company's software products are capitalized upon the establishment of technological feasibility until ready for sale. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors such as anticipated future revenue, estimated economic life and changes in software and hardware technologies. At each balance sheet date, using an undiscounted cash flow method, the Company evaluates whether events and circumstances warrant revised estimates of amortization and whether the capitalized software development costs have a continuing value.

         Amortization of capitalized software development costs is provided on a product-by-product basis computed on the straight-line method over the estimated useful life of the products not to exceed five years, which is not significantly different from the estimated revenue stream to be generated. The Company wrote off capitalized development costs of $2.8 million during the fiscal year ended March 31, 1998. Approximately $2 million of the write-off was recorded in the fourth quarter. The Company wrote-down those assets as it determined that the carrying value of those assets would not be recoverable due to management's change in product strategy.

         All other research and development costs are charged to research and development expense in the period incurred.

GOODWILL

         Goodwill represents the excess of cost over the fair value of the identifiable net assets acquired in connection with the acquisitions of CCMS, MIS, Boss, and Revive. Goodwill is amortized on a straight-line basis over periods ranging from 7 to 20 years.

         At each balance sheet date, using an undiscounted cash flow method, the Company evaluates whether events and circumstances warrant revised estimates of amortization and whether the respective goodwill has a continuing value. At March 31, 1999, the Company wrote-down approximately $5.1 million of goodwill in connection with the pending sale of Revive. See Note 2 for further discussion regarding the disposal of Revive.

CUSTOMER LIST AND OTHER IDENTIFIABLE ASSETS

         Customer List and other identifiable assets represent identifiable intangible assets acquired in connection with the acquisition of ESG, Boss, and Revive. The Customer List is supported by long-term contracts held by ESG. Customer List and other identifiable assets are being amortized on a straight-line basis ranging from 7 to 15 years.

         At each balance sheet date, using an undiscounted cash flow method, the Company evaluates whether events and circumstances warrant revised estimates of amortization and whether the Customer List and the other identifiable assets have a continuing value. At March 31, 1999, the Company wrote-down approximately $3.2 million of other identifiable assets in connection with the pending sale of Revive. See Note 2 for further discussion regarding the disposal of Revive.

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." Revenue from software license sales is recognized upon shipment to the customer or installation, provided that the Company's remaining obligations, if any, are insignificant and collectibility is probable. Any remaining insignificant vendor obligations are accrued at the time the revenue is recognized. Revenue from the conversion of software programs is recognized primarily on the percentage of completion method of accounting for contract revenue. Under this method, portions of the total estimated contract revenues and costs are reflected in income each period based on the proportion of the contract work completed in each period. When the Company receives advance payments for software products or consulting, such payments are reported as advances from customers until all conditions for revenue recognition are met. Maintenance revenue is deferred and recognized on a pro rata basis over the life of the related agreement. The unrecognized portion of maintenance revenue is included in deferred revenue. Revenue from other sources, principally training and consulting, is recognized in the period in which the services are rendered.

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

EARNINGS OR LOSS PER SHARE

         Basic earnings or loss per share is calculated by taking the net income or loss minus preferred stock dividends divided by the weighted average number of common shares outstanding. Dilutive earnings per share recognize common stock equivalents, such as stock options, warrants and convertible preferred stock in determining the amount of common shares outstanding.

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

MARKETABLE SECURITIES

         Marketable securities consist of common stock at March 31, 1998 and are stated at market value as determined by the most recently traded price of the securities. The securities are classified as trading securities in accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. Realized and unrealized gains and losses are included in other income or expense.

REVERSE STOCK SPLIT

         On July 2, 1998, the Board approved a 1 for 4 reverse stock split which effect has been retroactively applied to the consolidated financial statements.

RECLASSIFICATIONS

         Certain reclassifications have been made to the consolidated financial statements in the prior year to conform to the current year's presentation.

2.       ACQUISITIONS AND SALES OF ASSETS

         REVIVE TECHNOLOGIES INCORPORATED

         On September 1, 1998, the Company completed its acquisition of Revive for approximately $13.7 million. The acquisition was effected through the merger of Revive into a newly formed wholly owned subsidiary of the Company (which subsidiary in now named Revive Technologies Incorporated). The acquisition was funded through a cash payment of approximately $6.8 million and the issuance of 893,484 shares of the Company's common stock to the Revive shareholders. The cash portion of the purchase price was paid from the Company's existing credit facilities and from the proceeds of the private placement debenture discussed in
Note 8. The shares of stock issued in connection with the purchase were valued using the closing price of the Company's common stock on the date the purchase was announced.

         The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Revive have been included in accompanying financial statements from September 1, 1998. Based on appraised value, $3.75 million of the purchase price was allocated to purchased in-process research and development, which resulted in a pre-tax charge to the Company's operations in the quarter ended September 30, 1998. The excess of the purchase price over the net assets of approximately $5.8 million was included in goodwill and was being amortized on a straight-line basis over 7 years. In addition, approximately $4.7 million of the purchase price was allocated to other identifiable intangibles, such as customer list, work force and current technology. These other intangibles are being amortized on a straight-line basis over 7 years.

         Subsequent to March 31, 1999, the Company sold the assets and certain liabilities of Revive to ManTech Systems Solutions Corporation ("ManTech"), a Virginia corporation for $1.65 million, plus $108,000 reimbursement for expenses. The total consideration consisted of (i) $608,000 in cash and (ii) ManTech's unsecured promissory note, dated April 16, 1999, in the amount of $1,105,053. The promissory note is payable in four quarterly installments of $276,263 plus interest at 6.5% per annum. As a result of the sale of Revive, the Company wrote-down the assets of Revive to their net realizable value. The Company recorded a loss with respect to this transaction of $13.5 million (net of $560,000 of income taxes) and is included in the loss on disposal of subsidiary in the accompanying consolidated statement of operations. The net assets of Revive were approximately $9.4 million at March 31, 1999, before write-down to their net realizable value. The Company realized a gain for tax purposes on the sale of Revive's net realizable assets due to structuring the acquisition as a tax free merger which requires the Company to carryover the Seller's tax basis in the assets.

         BOSS ASSOCIATES, LIMITED

         Effective March 31, 1998, the Company completed its acquisition of Boss for approximately $3.4 million. Under the terms of the agreement, the Company paid approximately $1.9 million in cash and issued promissory notes for the remainder of the purchase price. The promissory notes are payable in quarterly installments including interest at 8% per annum beginning June 30, 1998 and maturing March 31, 2000. The acquisition was accounted for as a purchase. Based on appraised value, a portion of the purchase price was allocated to purchased in process research and development, which resulted in a pre-tax charge of approximately $2.2 million to the Company's operations in the fourth quarter of fiscal 1998. The excess of the purchase price over the net assets of approximately $805,000 is included in goodwill and is being amortized on a straight-line basis over 7 years. In addition, approximately $395,000 of the purchase price was allocated to other identifiable intangible assets, such as work force, current technologies and customer list. These other intangibles are being amortized on a straight-line basis over 7 years.

         MEDIA INFORMATION SERVICES LIMITED

         In April 1997, the Company completed its acquisition of MIS for approximately $2.3 million. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company signed a software licensing and bureau services agreement for a period of seven years. Based on appraised value, a portion of the purchase price was allocated to purchased in process research and development, which had not reached technological feasibility and had no alternative future use. The allocation resulted in a pre-tax charge of approximately $847,000. Approximately $1.4 million was recorded as goodwill with this acquisition. The goodwill is being amortized on a straight-line basis over a 7 year period.

         STARCOM

         On April 1, 1997, Starcom and Mediatech were merged to form Starcom Mediatech, Inc. On July 18, 1997, all of the stock of Starcom Mediatech, Inc. was sold. See the following discussion for further discussion of details related to the sale of Starcom.

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and consist of the following:

                                                    March 31,        March 31,
                                                      1999             1998
         ---------------------------------------------------------------------
         Equipment                                 $5,583,523      $ 3,682,959
         Leasehold improvements                        68,635           21,160
         Furniture and fixtures                       216,428          369,496
         Vehicles                                     438,755          390,297
         ---------------------------------------------------------------------
                                                    6,307,341        4,463,912
         Less accumulated depreciation and
              amortization                          3,299,484        1,321,251
         ---------------------------------------------------------------------
         Property and equipment, net              $ 3,007,857      $ 3,142,661
         ---------------------------------------------------------------------

         Depreciation and amortization related to property and equipment was $1.2 million for both the years ended March 31, 1999 and 1998.

4.       NOTES PAYABLE, LONG-TERM DEBT AND LINES-OF-CREDIT

         Debts consist of the following:

                                                                                    March 31,       March 31,
                                                                                      1999            1998
         ----------------------------------------------------------------------------------------------------
         Notes payable - former shareholders of Mediatech; bearing interest  at
              8.0%;  one  note  due in monthly installments of $40,658  through
              November  2002,  was  paid  off in July 1997; other notes due  in aggregate quarterly installments of $4,587 through February 2005;
              unsecured                                                                167,432        172,123
         Notes  payable - former  shareholders  of ESG;  bearing  interest   at
              8.0%;  due in quarterly installments of $3,483 through May  2000,
              secured by a nominal percentage of the capital stock of ESG               35,105         37,788
         Revolving  credit line,  interest  payable  monthly at .75% above  the
              bank's   floating   prime   rate  (8.50%  at  March  31,   1999).
              Borrowings   may   not   exceed  $7,000,000.  The  agreement   is
              renewable  in  October  2000.  The line is secured by the  assets of  ESG  and  CCMS.  The  Company  was  not  in  compliance  with certain  financial  covenants at March 31, 1999, which events  of
              default were waived by the bank                                        7,000,000              -
         Line of credit, interest at the bank's base rate plus 2%  (9.25%    at
              March 31, 1998).  The line was secured by the assets of ESG   and
              was not renewed by the Company.                                                -      1,255,950
         Line of credit,  bearing  interest  at the  bank's  base rate plus  2%
              (9.25%  at  March  31,   1998).   Borrowings   may  not    exceed
              $1,675,000.   At  March  31,  1998,   $1,052,799   in   borrowing
              capacity  remained  available.  The  line  was  secured   by  the
              assets of ESG and was not renewed by the Company                               -        622,201
         Note payable - bank,  bearing  interest at bank's base rate  plus 2.5%
              (9.5% at March 31, 1998);                                                      -         62,798
         Note payable - bearing  interest at 6%, due September 1998,   interest
              payable  quarterly.                                                            -        810,000
         Note payable - bearing no  interest,  due in annual  installments   of
              $322,860 through April 2000.                                             645,720      1,004,760
         Note  payable - bearing  interest at 14.5% due March  2003,   interest
              payable  monthly,  secured  by  all  assets of the Company,  face amount of note is $15,000,000. The Company was not in  compliance with certain financial covenants at March 31, 1999, which  events
              of default were waived by the lender.                                 13,647,276      8,038,970
         Note payable - bearing interest at 10% payable  monthly,  due  July 1,
              1999.                                                                    200,000              -
         Note payable - Founders of Boss Associates,  Ltd.,  bearing   interest
              at 8%,  due in  quarterly   installments  including  interest  of
              $204,492 secured by guarantee of the Company.                            908,044      1,507,140
         Note payable - bank,  bearing  interest  at   bank's base rate plus 2%
              (9.5% at March  31,  1999);  due in    quarterly installments  of
              $62,798 through March 2000                                                     -        837,300
              ----------------------------------------------------------------------------------------------------
              Notes payable                                                         22,603,577     14,349,030
              Less current portion                                                   1,286,100      4,284,156
              ----------------------------------------------------------------------------------------------------
              Notes payable, less current portion                                  $21,317,477   $ 10,064,874
              ----------------------------------------------------------------------------------------------------

         The carrying amount of the above debt instruments to third parties approximates the fair value of the instruments.

         As of March 31, 1999, the aggregate amounts of long-term debt maturing in succeeding years are as follows:


           Years ended
            March 31,            Related Parties            Other             Total
         ----------------------------------------------------------------------------
         2000                       $ 763,240            $ 522,860        $ 1,286,100
         2001                         190,534              322,860            513,394
         2002                           6,016            7,000,000          7,006,016
         2003                      13,653,802                    -         13,653,802
         2004                           7,079                    -              7,079
         2005                         137,186                    -            137,186
         Thereafter                         -                    -                  -
         ----------------------------------------------------------------------------
                                 $ 14,757,857          $ 7,845,720       $ 22,603,577

5.       CAPITAL LEASE OBLIGATIONS

         The following is a schedule of future minimum lease payments of capitalized leases, representing underlying property and equipment having an unamortized cost of $2.3 million, together with the present value of the net minimum lease payments as of March 31, 1999:

         Years ended March 31,
         ----------------------------------------------------------------
         2000                                             $       869,605
         2001                                                     683,095
         2002                                                     413,449
         2003                                                     220,275
         2004                                                      41,191
                                                          ---------------
         Total minimum lease payments                           2,227,615
         Less amount representing interest (effective
             interest ranging from 4% to 18.7%)                   389,971
         ----------------------------------------------------------------
         Present value of minimum capital lease
         obligations                                            1,837,644
         Less - current portion                                   713,409
         ----------------------------------------------------------------
         Capital lease obligations, net of current
         portion                                          $     1,124,235
         ----------------------------------------------------------------


6.       INCOME TAXES

         At March 31, 1999 and 1998, the Company has net operating loss carryforwards of $23.0 million and 18.5 million, respectively for income tax purposes of which $3.3 million is subject to a separate return limitation at March 31, 1999. The carryforwards expires in varying amounts and years through 2019. These loss carryforwards give rise to a deferred tax asset of $7.8 million and $6.3 million at March 31, 1999 and 1998, respectively. This deferred tax asset has a valuation allowance, as the Company cannot determine if it is more likely than not that, the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. Income tax expense for fiscal years 1999 and 1998 represent state taxes for the various states in which the Company does business.

         The Company's total deferred tax assets, valuation allowance and deferred tax liabilities consist of the following:

                                                       March 31, 1999       March 31, 1998
          ---------------------------------------------------------------------------------
          Net current deferred tax assets:
          Loss carryforwards                             $ 7,820,000         $ 6,300,000
          Tax effects of temporary differences:
               Accrued litigation                                  -              11,000
               Accrued restructuring expenses                      -              50,000
               Depreciation and amortization                       -              60,000
               Accrued expenses and reserves                 848,200             179,000
               Accounts and notes receivable                 172,800                   -

          ---------------------------------------------------------------------------------
          Total gross deferred tax assets                  8,841,000           6,600,000
          Valuation allowance                             (7,905,000)         (6,400,000)
                                                         ----------------------------------
          Net current deferred tax assets                $   936,000         $   200,000
          Net non-current deferred tax liability:
             Fixed assets and capitalized  software      $  (400,000)                  -
             Deferred gain on sale of subsidiary            (536,000)                  -
                                                         -----------         -----------
          Total gross deferred tax liability                (936,000)                  -
                                                         ----------------------------------
          Net deferred tax assets                        $         0         $   200,000
          =================================================================================


         A valuation allowance has been provided since the Company cannot determine if it is more likely than not that a portion of the deferred tax assets will be realized. The consolidated effective tax rate differs from the statutory U.S. federal tax rate for the following reasons and by the indicated percentages:

                                                                March 31, 1999    March 31, 1998
         ---------------------------------------------------------------------------------------
         Statutory U.S. federal benefit                               (34%)              34%
         Goodwill amortization and write-offs not
           deductible for tax purposes                                  4%               24%
         Expenses related to convertible notes not
           deductible for tax purposes                                  1%                8%
         Taxable gain (loss) on sale of subsidiary stock
           not recognized for book                                     25%               50%
         Other                                                         (4%)              (2%)
         Change in valuation allowance                                  9%             (113%)
         ---------------------------------------------------------------------------------------
         Effective tax rate                                             1%                1%
         ---------------------------------------------------------------------------------------


7.       REDEEMABLE PREFERRED STOCK

         On April 29, 1996, the Company completed a private placement under Regulation S of Series A Preferred Stock ("Series A") for $12.0 million. The net proceeds, after costs of approximately $800,000, were used primarily for the acquisitions of CCMS and ESG. The placement consisted of 1,200 shares of Series A stock with a 6% annual accretion. For accounting purposes, the accretion is being treated as a dividend. The Series A was convertible into common stock based on 85% of the average closing bid price of the Company's Common Stock for the five days immediately preceding the conversion date, but not to exceed $28.00 per share. The Common Stock carried registration rights and the Company had the option to repurchase the Series A at the time of conversion at an 18% premium to the principal amount and has the right to call the Series A at a 30% premium to the principal amount after 12 months declining to a 15% premium after 30 months. As of March 31, 1997, $2.9 million of the Series A plus accrued accretion had been converted, resulting in the issuance of 258,121 shares of the Company's Common Stock. In April 1998, the Company redeemed the remaining 190 shares of Series A for approximately $2.1 million in cash.

         Effective September 30, 1996, the Company and the holders of 76%, or $7.71 million of the then $10.2 million outstanding Series A Preferred Stock agreed to exchange their shares for a new Series C Preferred Stock ("Series C"). Series C shares the following features: conversion into common stock is fixed at $20.00 per share, no conversions can occur for six months, it is non-voting and bears an 8% accretion rate. For accounting purposes, the accretion is being treated as a dividend.

         From October 1, 1997 to January 31, 1998, the holders of the Series C shares were entitled to require the Company to redeem up to 25% per month of their remaining shares at a rate of 105% of each share plus accrued accretion for cash or common stock - at the Company's option - valued at market at the time of the redemption. During this period, the Company redeemed all of the 789 shares of Series C stock for approximately $6.6 million in cash, and the issuance of approximately 148,000 shares of common stock.

         Series B Preferred Stock ("Series B") provided monthly dividends of 1% of the Liquidation Preference ($3.00 per share). After July 1, 1997, the Series B were convertible at the option of the holder into common stock at a rate based on the quotient of $3.00 plus accrued dividends divided by the lesser of $3.00 or the average market value for the prior twenty consecutive business days preceding the redemption. On July 22, 1997 the holder of Series B elected to convert all 216,667 shares outstanding into 98,113 shares of common stock.

         During the year ended March 31, 1998, the Company recorded deferred accretion charges of $86,000 related to Series A and $280,233 related to Series C and fully amortized the amounts into dividends. Cash dividends paid on Series B totaled $26,000.

8.       EQUITY

         Private Placements

         1) On October 1, 1997, the Company entered into an agreement with the holder of two convertible notes in the principal amount of $4.285 million, whereby the Company paid the holder $4.675 million in cash and issued a promissory note for $825,000, interest payable quarterly in arrears beginning December 31, 1997 at 6% per annum, and a balloon payment due on September 30, 1998. The Company recorded $799,000 in other expense as a result of the premium paid to purchase the notes. In April, 1998, the $825,000 note payable was renegotiated and discounted to $810,000, including accrued interest and the Company paid the entire $810,000 note balance.

         2) In March 1998, the Company completed a private placement of a $15.0 million Subordinated Debentures ("Debentures") to a single institutional investor. The Debentures accrues interest at 14.5% per annum, payable monthly. The Debenture has two tranches, both maturing in April 1, 2003. Tranche A is for $9.0 million and Tranche B is for $6.0 million in the aggregate. Tranche A was funded at closing on March 26, 1998 to make certain acquisitions, redeem the outstanding shares of Series A stock, and for working capital. Tranche B was funded on September 1, 1998, and the net proceeds were used to fund a portion of the cash required by the acquisition Revive discussed in Note 2. The
Debenture has a prepayment penalty within the first three years equal to the interest the Company would have paid on the prepaid balance during the remainder of the first three years, discounted at the short-term treasury rate at the time of prepayment.

         The investor received separate and detachable warrants to purchase the Company's common stock. Originally, the warrants, when exercised, would have provided stock ownership in the Company of 3.75% at the time of exercise.
The investor received 2.1% warrants with the funding of Tranche A, and 1.65% warrants with the funding of Tranche B. The original exercise price was $10.00 or surrender of the equivalent amount of warrants pursuant to a spread exercise provision. In October 1998, these warrants were re-priced to $4.50 in accordance with the terms of the warrants. Subsequent to March 31, 1999, the investor agreed that a upon a sale of the Company, the warrants would be cancelled and in exchange the investor would receive the greater of (i) $500,000 and (ii) 62.5% of the excess of (A) the consideration to be paid per share of common stock upon consummation of the sale of the Company over (B) $4.50 multiplied by the number of shares of common stock subject to the warrants. The warrants will expire ten years from the date of the final payment on the Debentures. The warrants were valued using a fair value based model at the date of issue to be amortized over the life of the loan.

Stock Appreciation Rights

         During November 1998, the Company granted to key employees and directors approximately 644,000 stock appreciation rights at a strike price of $4.50 per right. A compensation expense of $9,600, based on the increase in the market price since the date of grant was provided for in the quarter ended December 31, 1998. During March 1999, the Board of Directors rescinded the Stock Appreciation Rights plan. Accordingly, the previously recorded compensation expense was reversed.

Other Stock Issuances

         On September 1, 1998, the Company issued 893,484 shares of common stock in connection with the acquisition of Revive. See Note 2 for further discussion of the Revive acquisition.

Stock Options and Warrants

         The Company has a stock option plan for officers and employees of subsidiaries, which provides for the grant of nonqualified stock options. The Board of Directors determined the option price (not to be less than fair market value) at the date of grant. Options granted generally vest over three years and expire five years from the date of grant.

         The following table summarizes the transactions related to the Company's stock option plan:

                                                                Weighted-
                                                Number of        Average         Aggregate
                                                  Shares       Exercise Price      Value
                                               -----------     --------------   -----------
         Balance at March 31, 1997                 588,183     $     12.20      $ 7,162,933

         Options granted                            52,500            7.68          403,625
         Options exercised                        (117,725)           8.68       (1,022,525)
         Options expired/exchanged                (291,500)          16.76       (4,889,299)
                                               -----------                      -----------

         Balance at March 31, 1998                 231,458            7.16        1,654,734

         Options granted                           164,750            4.50          741,375
         Options expired/exchanged                (150,083)           8.59       (1,288,546)
                                               -----------                      -----------

         Balance at March 31, 1999                 246,125            4.50        1,107,563
                                               ===========                      ===========
         Options exercisable (vested) at
              March 31, 1999                        44,250                          199,125
                                               ===========                      ===========

         All options issued during the fiscal years ended March 31, 1999 and 1998 had exercise prices that were at fair market value at the grant date. During the year, certain options were re-priced by the Board of Directors. As a result, all of the outstanding options as of March 31, 1999 have an exercise price of $4.50 per share.

         During fiscal 1998, various employees of the Company effected the cashless exercises of a total of 117,725 options at exercise prices ranging from $6.52 to $9.00 per share, resulting in the issuance of 38,208 shares of common stock.

         The following table summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                Weighted-
                                                 Number of       Average          Aggregate
                                                  Shares      Exercise Price        Value
         -----------------------------------------------------------------------------------
         Balance at March 31, 1997                160,854     $    15.50         $ 2,542,886

         Warrants granted                         109,832           9.88           1,086,877
         Warrants canceled or expired             (40,647)         12.00            (487,758)
                                               ----------                        -----------
         Balance at March 31, 1998                230,039          13.64           3,142,005

         Warrants granted                         107,970           4.50             124,506
         Warrants canceled or expired             (15,057)          9.24            (298,904)
                                               ----------                        -----------
         Balance at March 31, 1999                322,952           4.50           2,967,607
                                               ==========                        ===========
         Warrants exercisable (vested) at
              March 31, 1999                      322,952                          2,967,607
                                               ==========                        ===========

         In July 1997, the holders of Series B Convertible Preferred Stock converted its 216,667 shares into 98,113 shares of common stock.

         The warrants issued during the fiscal years ended March 31, 1999 and 1998 had exercise prices that were repriced at the fair market value of the date of repricing.

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in fiscal 1999 and 1998: dividend yield of zero percent; expected volatility of 27 percent in 1999 and 21 percent in 1998; risk-free interest rate of 5.75 percent in 1999 and 6.00 percent in 1998; and expected lives ranging between three and ten years. Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share for the fiscal years would have been reduced to the pro forma amounts indicated below:

         Net income (loss)                  1999                1998
         --------------------------------------------------------------
             As reported               $(16,507,364)         $2,554,890
             Pro forma                 $(16,706,764)         $1,754,152

         Earnings (loss) per share
         --------------------------------------------------------------
             As reported               $      (3.29)         $      .49
             Pro forma                 $      (3.32)         $      .40

         Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year; the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants.

         The following table summarizes information about stock options and warrants outstanding at March 31, 1999:

                             Number       Options and Warrants
                           Outstanding        Outstanding
                              and          Weighted-Average
            Range of       Exercisable        Remaining        Weighted-Average
          Exercise Prices  at 3/31/99      Contractual Life      Exercise Price
         ----------------------------------------------------------------------
         $   0 -  4.50      448,870              5.46                 4.50
          5.00 -  9.00       50,000              2.00                 9.00
         16.00 - 28.00       70,208              2.14                21.51
         ----------------------------------------------------------------------
          4.50 - 28.00      569,078              3.20                11.67


9.       RESTRUCTURING, IMPAIRMENT AND OTHER ONE TIME CHARGES

         During fiscal 1998, the company incurred nonrecurring charges. The $5.9 million Restructuring, Impairment and Other One-Time Charges including $2.8 million related to asset write-downs to net realizable value of capitalized software development costs. In addition, as previously discussed in Note 2, the Company wrote off approximately $2.2 million and $847,000 in purchased in process research and development in connection with the acquisitions of Boss and MIS, respectively.

10.      BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

         There were no customers representing over 10% of the Company's business for 1999 or 1998.

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information.

         The Company has determined that it has a single reportable segment consisting of the development, design, sale and support of traffic, billing, revenue, program management, and other software products. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Information about the Company's domestic and international operations for each fiscal year is as follows:

                                                             1999              1998
         -----------------------------------------------------------------------------
         Revenue:
              Domestic                                  $ 18,685,107     $  13,654,762
              International (including U.S. exports)      12,640,511        11,327,193
         -----------------------------------------------------------------------------
                                                        $ 31,325,618     $  24,981,955
         -----------------------------------------------------------------------------
         Operating income (loss):
              Domestic                                  $  3,650,945     $   2,651,734
              International (including U.S. exports)         912,962        (3,759,999)
         -----------------------------------------------------------------------------
                                                           4,563,907        (1,108,265)
              Unallocated expenses and eliminations         (844,202)       (3,323,022)
         -----------------------------------------------------------------------------
                                                        $  3,719,705     $  (4,431,287)
         -----------------------------------------------------------------------------
         Identifiable assets:
              Domestic                                  $  8,697,975     $   5,810,843
              International                                7,403,505         7,755,268
         -----------------------------------------------------------------------------
                                                        $ 16,101,480     $  13,566,111
              Corporate assets                            22,116,560        25,392,740
         -----------------------------------------------------------------------------
                                                        $ 38,218,040     $  38,958,851
         -----------------------------------------------------------------------------

         Unallocated expenses and eliminations include corporate administrative expenses and eliminations of intercompany income and expenses. Identifiable assets are those used directly in the operations, and exclude non-operating, corporate and deferred tax assets. Sales between geographic areas are not material and are made primarily at cost plus a markup.

11.      NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for fiscal 1999. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

         During October 1997, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 replacing SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on relative fair values of each element. Further, in order to recognize revenue for each element as delivered, stringent requirements for "vendor-specific objective evidence" must be met for each element's fair value, and no remaining undelivered elements can be essential to the functionality of the delivered elements.

         In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which clarifies guidance regarding VSOE and multiple element arrangements. SOP 98-9 amends SOP 98-4 to extend the deferral of guidance in SOP 97-2 as it relates to these matters through fiscal years beginning after March 15, 1999. The Company has evaluated the SOP and amendments and does not expect their adoption will have a material effect on its revenue recognition practices.

         In June 1998 the Financial Accounting Standards Board issued "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage or plan to engage in derivatives, there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

12.         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                               1999                1998
     ---------------------------------------------------------------------------------------
     Income (loss) from Continuing Operations              $(1,389,102)        $  (5,310,649)

     Loss from Discontinued Operations                      (1,647,255)           (1,024,903)
     Gain (loss) on Disposal of Discontinued Operations    (13,471,007)            8,890,442
                                                         -----------------------------------
     Net Income (Loss)                                     (16,507,364)            2,554,890

     Dividend to Preferred Shareholders                              -               392,233
                                                         -----------------------------------

     Net Income (Loss) Allocable to Common Shareholders
                                                         $ (16,507,364)       $    2,162,657
                                                         ==============       ==============
     Weighted Average Shares                                 5,029,519             4,399,710
     Effect of Dilutive Securities                                   -                43,445
                                                         -----------------------------------
     Adjusted Weighted Average Shares                        5,029,519             4,443,155
                                                         -----------------------------------

13.      UNAUDITED PRO FORMA RESULTS OF OPERATIONS

         Condensed unaudited pro forma results of operations of the Company and Boss Associates, Limited as if the purchase occurred at the beginning of the fiscal year ended March 31, 1998, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.

                                    UNAUDITED

                                                              Fiscal 1998
         ----------------------------------------------------------------
         Revenue                                              $26,743,011
         Loss from continuing operations                       (5,823,008)
         Net income                                             1,821,531
         Net income allocable to common shareholders              852,358
         Net loss from continuing operations per share
           -  basic and diluted
                                                                     (.35)


         Pro forma adjustments include adjustments to (i) reflect amortization of goodwill for Boss Associates Limited, (ii) reflect interest expense related to the notes payable to the former shareholders, and (iii) depreciation expense on property and equipment acquired.

         Condensed unaudited pro forma results of operations of the Company and Boss Associates, Limited as if the purchase occurred at the beginning of the fiscal year ended March 31, 1998 and as if the sale of Mediatech and Channelmatic occurred at the beginning of the fiscal year ended March 31, 1998, respectively, are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.


                                    UNAUDITED


                                                              Fiscal 1998
         ----------------------------------------------------------------
         Revenue                                              $26,743,011
         Loss from continuing operations                       (5,823,008)
         Net income                                             3,756,945
         Net income allocable to
          common shareholders                                   2,787,772
         Net loss from  continuing  operations  per share -
         basic and diluted                                           (.35)


         Pro forma adjustments include (a) adjustments to reflect the elimination of amortization and depreciation of goodwill and basis step-up of equipment for Mediatech and (b) an adjustment to reflect the elimination of interest expense related to a note payable to the shareholders of Mediatech.

14.      COMMITMENTS, CONTINGENCIES AND LITIGATION


Leases

         The Company leases equipment and office and warehouse facilities under various operating lease agreements. In addition to monthly rentals, the Company is responsible for insurance, property taxes, utilities and normal maintenance of the facilities.

         Future minimum lease payments under non-cancelable operating leases as of March 31, 1999 are as follows:

                                                                   Total
         --------------------------------------------------------------------
         2000                                                      $  727,581
         2001                                                         728,987
         2002                                                         553,267
         2003                                                         436,866
         2004                                                         445,886
         Thereafter                                                   996,889
         --------------------------------------------------------------------
                                                                   $3,889,476
         ====================================================================

         Rental expense on operating leases amounted to $659,230 and $377,220 for the fiscal years 1999 and 1998.

         In February 1999, the chairman and chief executive officer stepped down from his positions. The Company has recorded an accrual for severance and related cost.

         A former employee has filed suit against the Company alleging that the Company had failed to issue shares under three option agreements entered into in 1995 and 1996. The Company denies any liability on the ground that the options were not exercised within the time period specified in the option agreement because the individual voluntarily terminated employment prior to the date of attempted exercise. The claim amounts to approximately $350,000 at March 31, 1999.

         A former employee of Starcom Mediatech (which was sold by the Company on July 18, 1997, to which the Company is providing defense and indemnity) filed suit against the Company for wrongful termination of an employment contract resulting from an agreement entered into by Starcom Mediatech to manage the former employees company. The claim amounts to approximately $90,000 at March 31, 1999.

         A threat of litigation has been made by a customer for breach of contract. The Company has accrued the estimated cost of curing the breach.

         A debtor under a note agreement has asserted a claim under the warranty provisions of an agreement related to sale of a former subsidiary. In connection with this claim, the Company has recorded an allowance for uncollectible accounts.

         The Company is subject to various lawsuits and claims arising out of the normal course of its business. In the opinion of management, the ultimate liability to the Company as a result of any legal proceedings will not have a material effect on the financial position of the Company.

15.      401(K) PLAN, PROFIT PARTICIPATION PROGRAM AND PENSION PLAN

         Starcom Mediatech had a 401(k) defined contribution plan covering substantially all of its full-time employees. The company matched a percentage of the participants' contributions of approximately $2,600 for the year ended March 31, 1998.

         ESG has a 401(k) plan for its domestic employees and a defined contribution pension plan for all other non-domestic employees. The assets of both plans are held separately in independently administered funds. Contributions amounted to $413,160 and $579,519 for the years ended March 31, 1999 and 1998, respectively. ESG also has a discretionary profit sharing plan whereby generally 10% of pre-tax earnings are paid to certain ESG employees. The profit sharing amount paid to the employees for fiscal 1999 and 1998 was $743,340 and $364,528, respectively.

         CCMS has a profit sharing plan whereby generally 5% of the pre-tax profits excluding the profit sharing expense are paid to the employees of CCMS. The profit sharing amount for fiscal 1999 and 1998 was $79,217 and $31,575, respectively.

         CCMS has a 401(k) defined contribution plan covering substantially all of its full-time employees. CCMS contributes a percentage of the participants' earnings to the plan. Contributions amounted to approximately $19,600 and 13,000 for the years ended March 31, 1999 and 1998, respectively.

16.      COMPREHENSIVE INCOME

         Comprehensive income is computed as follows:

                                             For Years Ended March 31,
                                            ---------------------------
                                                1999           1998
                                            ------------    -----------
         Net Income/(loss)                  $(16,507,364)    $2,554,890

         Other comprehensive income,
         net of tax:
               Foreign currency translation
               adjustments                      (259,466)      (119,571)
                                            ------------    -----------
         Comprehensive Income               $(16,766,830)    $2,435,319
                                            ============    ===========


17.      NASDAQ REQUIREMENTS

         As previously discussed in Note 2, the Company wrote-down the assets of Revive to their net realizable value as of March 31, 1999. As a result, the Company's net worth fell below the requirements for listing under the rules of the National Market System of NASDAQ. The Company has responded to preliminary inquiries from NASDAQ regarding this matter and the Company's common stock could possibly be de-listed from trading on the NASDAQ market.

18.      SUBSEQUENT EVENT

         On June 28, 1999, the Company announced that it had signed a definitive merger agreement with LiveWire Media, L.L.C. ("LiveWire"). Under the terms of the merger agreement, LiveWire will purchase approximately 98 percent of the stock of the Company for $9.25 in cash. Approximately 2 percent of the Company's stock will remain outstanding. The price is subject to a possible downward adjustment of up to $0.40 per share in the event of a shortfall in certain performance criteria. LiveWire has indicated that it intends to repay or refinance approximately $25 million of the Company's debt (and related expenses). The definitive merger agreement supercedes the non- binding letter of intent that the two companies had entered into on May 5, 1999, under which LiveWire had reserved the right to offer shares in the surviving company for up to 7 percent of the proposed $10.00 price for the Company's common stock.