Form 10KSB/A
period 1999-03-31
ENTERPRISE SOFTWARE INC
filed 1999-08-11
CIK 833847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
                                       TO

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended March 31, 1999

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ________ to _______

                         Commission file number: 0-18034

                            ENTERPRISE SOFTWARE, INC.
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                  68-015837
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

  8415 Explorer Drive, Colorado Springs, Colorado          80920
  (Address of Principal Executive Offices)              (Zip Code)

                                 (719) 265-3200
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
    ---             ---

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

         As of June 18, 1999, there were 5,406,496 shares of Common Stock issued and outstanding, and the aggregate market value of the issued and outstanding Common Stock held by non-affiliates was approximately $30 million.

         Documents incorporated by reference:        None.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No  X
             ---                       ---

                                    PART III

ITEM 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Management of the Company

         Set forth below is certain information with respect to the current directors and executive officers of the Company:


      NAME                                            AGE       POSITION WITH THE COMPANY
      ----                                            ---       -------------------------


Robert Beauregard                                      60       Director

Robert A. Blay                                         40       Assistant Secretary, Vice President of International
                                                                Operations, and Managing Director of  Enterprise Air
                                                                Time Systems, Ltd.

H. Bradley Eden                                        40       Director and Secretary

Cary Fitchey                                           46       Director

David W. Martin                                        49       Chief Financial Officer and Group Financial Director
                                                                of Enterprise Systems Group, Ltd. ("Enterprise Ltd.")

Joseph J. Porfeli                                      51       Director

Irwin Schlass                                          53       Director

Richard L. Schleufer                                   46       Chairman of the Board and Chief Executive Officer,
                                                                and Chief Executive Officer of Enterprise Ltd.(1)

_______________________

(1) On February 22, 1999, Mr. Andre A. Blay stepped down from the position of Chairman and Chief Executive Officer of the Company.

         RICHARD L. SCHLEUFER has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1999 and has been a director of the Company since the Company acquired Enterprise Ltd. in May 1996. Mr. Schleufer has served as the Chief Executive Officer of Enterprise Ltd. since June 1996 and served as President and Chief Executive Officer of Enterprise Systems Group, Inc., an indirect North American subsidiary of Enterprise Ltd., from August 1987 to June 1996. Mr. Schleufer joined Enterprise Systems Group, Inc. in 1986 as its Vice President of Finance and Administration. Mr. Schleufer has also been a director of Tava Technologies, Inc. since January 1998.

         ROBERT BEAUREGARD has been a director of the Company since August 1997. He is President of The Beauregard Group, Inc., a marketing and communications consulting company, a position he has held since founding that company in 1994. From 1988 to 1994, Mr. Beauregard was the Group Publisher and President of Sports Publishing Group, Inc., a Times Mirror Magazine company, and from 1964 until joining Times Mirror, he held various executive offices with J. Walter Thompson advertising agency and several publishing companies in Canada, Europe and the United States.

         H. BRADLEY EDEN has been a director of the Company since June 1997 and Secretary of the Company since December 1997. He is the Chairman of Eden
Capital, LLC, a holding company formed by him in 1996 to hold ownership interests in various investment advisory firms. Before forming Eden Capital, Mr. Eden served as President of Fund Evaluation Group, an investment consulting firm that he co-founded in 1985.

         JOSEPH J. PORFELI has been a director of the Company since January 1999. He served as President of REVIVE Technologies Incorporated (which is now named RVT Incorporated) from September 1998 until April 1999. Mr. Porfeli served as Chairman, President and Chief Executive Officer of REVIVE's predecessor (also called REVIVE Technologies Incorporated) from May 1997 until it was acquired by the Company in September 1998. Before joining REVIVE, Mr. Porfeli served from 1989 to 1996 as President and Chief Executive Officer of EIS International, a provider of software, systems and servers for the call center industry.

         CARY FITCHEY has been a director of the Company since February 1999. He has been the Managing Partner of British Pacific Partners ("BPP") since its formation in January 1998. BPP invests in potential industry consolidation opportunities and provides advisory services for companies in turnaround situations. Prior to founding BPP, from May 1993 to June 1998 Mr. Fitchey was a partner of Dartford Partnership, which made investments in branded products in the food and beverage categories. Mr. Fitchey also served as a director of Digital Video from October 1998 to June 1999.

         IRWIN SCHLASS has been a director of the Company since February 1999. He is the Chairman and Chief Executive Officer of InterEquity Capital Corporation ("ICC"), the general partner of InterEquity Capital Partners L.P., a New York City-based venture capital firm, a position he has held since January 1998. Prior to becoming the Chief Executive Officer, Mr. Schlass served as the President of ICC from 1990 until 1998. Mr. Schlass is also the President and owner of Irwin Schlass Enterprises, Inc., a management and investment firm specializing in telecommunications and real estate.

         DAVID W. MARTIN has been Chief Financial Officer of the Company since June 1998. He also is the Group Financial Director of Enterprise Ltd., a position he has held since September 1989. Mr. Martin joined Enterprise Ltd. in 1982.

         ROBERT A. BLAY has been the Assistant Secretary of the Company since November 1997. He has also holds the position of Vice President of International Operations since September 1998, after relocating to London, England. In

September 1998, he also became Managing Director of Enterprise Air Time Systems, Limited, a subsidiary of the Company which runs the Company's European and African operations. From November 1997 to September 1998, Mr. Blay served as Vice President of Business Development. From December 1996 to November 1997, Mr. Blay was the Director of Sales for Hot Coupons, Inc, an internet startup company. In November 1995, he became the Vice President of Geppetto's Workshop, L.L.C., a database warehousing company, and served in that capacity until October 1996. Mr. Blay was the Vice President of Affiliate Sales for Black Entertainment Television from May 1992 until November 1995.

         All directors of the Company hold office until the next annual meeting of its stockholders or until their successors are elected or appointed. Officers of the Company are elected by and serve at the discretion of the Board of Directors. No director or officer of the Company is related to any other Company director or officer, except that Robert A. Blay is the son of Andre A. Blay.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and any beneficial owner of more than ten percent of the Company's outstanding common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and subsequent reports of changes in beneficial ownership of Company's equity securities. SEC regulations also require such persons to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of Section 16(a) forms filed with the SEC and submitted to the Company with respect to its fiscal year ended March 31, 1999 ("fiscal 1999") by persons subject to Section 16(a) reporting concerning the Company's equity securities during that fiscal year and a review of written statements from some of them to the effect that other Section 16(a) forms were not required, the Company believes that all Section 16(a) forms required of such persons with respect to fiscal 1999 were timely filed, except that:

         * Andre Blay (who was a director of the Company until June 1999) was late in reporting four share purchases in March 1998 and four share purchases in April 1998;
         * Mr. Porfeli was late in filing a report concerning his beneficial ownership when he became a director of the Company in January 1999;
         * Mr. Martin was late in filing a report concerning his beneficial ownership when he became the Chief Financial Officer of the Company in June 1998;
         *    Mr. Eden was late in reporting a purchase of shares in June 1998;
         * Mr. Fitchey was late in filing a report concerning his beneficial ownership when he became a director of the Company in February 1999; and
         * James Ware, who served as a director of the Company from January 6, 1999 to January 9, 1999, did not file a report concerning his beneficial ownership when he became a director of the Company.

         In addition, none of Andre Blay, James Ware, Thomas Baur, Richard Schleufer, David Martin, Joseph Porfeli, Cary Fitchey, Irwin Schlass, H. Bradley

Eden, Robert Beauregard and Robert Blay filed a Form 5 with respect to fiscal 1999 nor did they advise the Company in writing that such filing was not required.

ITEM 10. Executive Compensation.

Certain Summary Information

         The following table provides information concerning the compensation for services in all capacities to the Company for fiscal 1999 and the two preceding fiscal years (if he also was an executive officer of the Company during those years) for Richard L. Schleufer, who has been the Company's Chief Executive Officer ("CEO") since February 1999, Andre Blay, who served as the CEO from July 1997 until February 1999, and each other individual who served as an executive officer of the Company during fiscal 1999 and whose total salary and bonus for that year exceeded $100,000 (Messrs. Schleufer and Blay and such other individuals, the "named executives"). Certain information for the fiscal years ended March 31,1997 and March 31,1998 is not presented because such named executive was not an executive officer of the Company during that year.


                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL                      LONG-TERM
                                                                     COMPENSATION (1)               COMPENSATION
                                                                   ---------------------            ------------

                                                                                                       AWARDS
                                                                                                       ------

                                                                                                   SHARES OF COMMON
            NAME AND                                                                               STOCK UNDERLYING
       PRINCIPAL POSITION                     FISCAL YEAR       SALARY ($)         BONUS ($)        OPTIONS # (9)
--------------------------------------       -------------  ---------------      -----------     ------------------

Richard L. Schleufer.....................         1999      $259,600 (2)         $100,000                -0-
   Chairman of the Board and                      1998      $219,600 (2)         $50,000                 -0-
   Chief Executive Officer                        1997      $169,600 (2)         $80,000                 -0-


Andre A. Blay............................         1999      $285,000 (3) (4)     $125,000 (5)            -0-
   Former Chairman and Chief Executive            1998      $196,800 (3) (4)     $75,000                 -0-
Officer


David W. Martin...........................        1999      $147,600 (6)         $40,000                 -0-
   Chief Financial Officer


Robert A. Blay...........................         1999      $150,000 (7)         $40,000                 -0-
                                                  1998      $30,000 (8)          $25,000                 -0-
___________________

(1)      Does not include any information concerning perquisites or other personal benefits, the incremental cost to the Company for each named  executive in each fiscal year, of which,  was less than 10% of the total salary and bonus reported for the named executive for the fiscal year.
(2)      Includes a $9,600 automobile allowance.
(3)      Includes a $6,800  automobile  allowance and does not include  $285,000 paid as consulting fees to Mackinac
         Media,  Inc.,  which is affiliated with Mr. Andre Blay and $10,200 paid as automobile  allowance.  Mr. Blay resigned from the Board in June 1999.




(4) On February 22, 1999, Mr. Andre A. Blay stepped down from the position of Chairman and Chief Executive Officer, and was replaced by Mr.
         Richard L. Schleufer. On June 28, 1999, the Company entered into a settlement and release agreement with Andre Blay pursuant to which the Company paid $425,000 to Mr.Blay in settlement of certain outstanding compensation claims. In addition, Mr. Blay and the Company have agreed that the outstanding dispute regarding the amount, vesting schedule and strike price of the stock options to which Mr.Blay believes he is entitled will be submitted to arbitration.
(5)      See footnote 4 above.  This bonus was included in the settlement of Mr.
         Blay's outstanding compensation claims.
(6) Does not include the use, for private purposes, of a vehicle owned by Enterprise Air-Time Systems Limited.
(7) Does not include the use, for private purposes, of a vehicle owned by Enterprise Air-Time Systems Limited and a $29,000 housing provision.
(8)      Mr.  Blay  became the  Assistant  Secretary  of the Company in November
         1997. Does not include a $11,000 consulting fee.
(9) The Board of Directors has authorized the payment of a cash bonus to each of Robert Blay, David Martin and Richard Schleufer in the amounts of approximately $160,000, $175,000 and $615,000, respectively, upon consummation of the merger with LiveWire. As a condition to receiving their bonus, each of Robert Blay, David Martin and Richard Schleufer have agreed to release the Company from all claims relating to any previously cancelled stock options and stock appreciation rights.


Certain Information Concerning Stock Options and SARs

         During fiscal 1999, the Company granted to key employees and directors approximately 644,000 stock appreciation rights ("SARs") at a strike price of $4.50 per right. No SARs were granted by the Company in any prior fiscal year. During March 1999, the Board of Directors rescinded the Stock Appreciation Rights plan. In lieu of certain cancelled SARs and upon the full release of all claims to any stock options or other compensation, the Board of Directors has authorized the payment of a cash bonus to each of Robert Blay, David Martin and Richard Schleufer in the amounts of approximately $160,000, $175,000 and $615,000, respectively, upon consummation of the merger with LiveWire. During fiscal 1999, the Company did not grant any other options to purchase the Company's common stock to any of its named executives.

         During fiscal 1999, none of the named executives exercised any option to purchase Company common stock that had been granted to him by the Company. The following table provides information concerning their holdings of such options at the end of the fiscal year. Share numbers reported in this table give effect to the 4-to-1 reverse split of the Company's common stock that occurred July 1998 (the "Reverse Stock Split). Values have been calculated by multiplying those numbers by the NASDAQ closing price of the common stock at fiscal year end, adjusted for the Reverse Stock Split, and subtracting the aggregate exercise price for the optioned shares.


                        AGGREGATED OPTION/SAR EXERCISES IN LAST FULL FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES

                               Number of                  Value of Unexercised
                        Unexercised Options/SARs       In-The-Money Options/SARs
                             At FY-End (#)                    At Fy-End ($)

                              Exercisable/                    Exercisable/
NAME                         Unexercisable                   Unexercisable
----                         -------------                   -------------

Richard L. Schleufer              (1)                             N/A

Andre A. Blay                     (2)                             (2)

David W. Martin                   (1)                             N/A

Robert A. Blay                    (1)                             N/A

___________________
(1)      See footnote 9 to Summary Compensation Table.
(2)      See footnote 4 to Summary Compensation Table.


Employment Contracts, Termination of Employment and Change in Control
Arrangements

         Richard Schleufer has an employment agreement with the Company. Its stated term expires on May 23, 2003, though either party can terminate it without "cause" (as defined in the agreement) on 30 days' notice. The Company can terminate the agreement with cause immediately upon written notice to Mr. Schleufer. Under the agreement, Mr. Schleufer is entitled to receive a base salary at the rate of $250,000 per year, subject to annual adjustment, and a discretionary annual bonus in an amount to be determined by the Compensation Committee and the Board of Directors based on his achievement of personal performance goals to be established each year by the Committee or the Board. If the Company terminates Mr. Schleufer's employment (other than for cause) during the two years following a "change of control" (as defined in the agreement), it must make a cash payment to him in an amount equal to the greater of twice his annual base salary or his annual base salary multiplied by the number of years remaining in the agreement's stated term. Except in connection with a change of control, if the Company terminates his employment (other than for cause or due to death or disability), he is entitled to continue to receive his base salary for one year following termination. The Company must require any assignee of substantially all of its business or assets to assume the agreement, and if it does not, Mr. Schleufer has the right to terminate the agreement. If he chooses to exercise such right, the Company must pay Mr. Schleufer the same amount it would have been required to pay if it had terminated his employment within two years following a change of control.

         David Martin has an employment agreement with the Company. Its stated term expires on February 5, 2003, though Mr. Martin can terminate it with or without "cause" (as defined in the agreement) on 30 days' notice. The Company can terminate the agreement without cause upon one year's prior written notice, and may terminate it with cause immediately upon written notice to Mr. Martin. Under the agreement, Mr. Martin is entitled to receive a base salary at the rate of (pound)90,000 per year, subject to annual adjustment, and a discretionary annual bonus in an amount to be determined by the Compensation Committee and the Board of Directors based on his achievement of personal performance goals to be established each year by the Committee or the Board. If the Company terminates Mr. Martin's employment (other than for cause) during the two years following a "change of control" (as defined in the agreement), it must make a cash payment to him in an amount equal to the greater of twice his annual base salary or his annual base salary multiplied by the number of years remaining in the agreement's stated term. The Company must require any assignee of substantially all of its business or assets to assume the agreement, and if it does not, Mr. Martin has the right to terminate the agreement. If he chooses to exercise such right, the Company must pay Mr. Martin the same amount it would have been required to pay if it had terminated his employment within two years following a change of control.

         Robert Blay has an employment agreement with the Company. Its stated term expires on October 31, 2003, though either party can terminate it without "cause" (as defined in the agreement) on 30 days' notice. The Company can terminate the agreement with cause immediately upon written notice to Mr. Blay. Under the agreement, Mr. Blay is entitled to receive a base salary at the rate of $120,000 per year, subject to annual adjustment, and a discretionary annual bonus in an amount to be determined by the Compensation Committee and the Board of Directors based on his achievement of personal performance goals to be established each year by the Committee or the Board. If the Company terminates Mr. Blay's employment (other than for cause) during the two years following a "change of control" (as defined in the agreement), it must make a cash payment to him in an amount equal to the greater of twice his annual base salary or his annual base salary multiplied by the number of years remaining in the agreement's stated term. Except in connection with a change of control, if the Company terminates his employment (other than for cause or due to death or disability), he is entitled to continue to receive his base salary for one year following termination. The Company must require any assignee of substantially all of its business or assets to assume the agreement, and if it does not, Mr. Blay has the right to terminate the agreement. If he chooses to exercise such right, the Company must pay Mr. Blay the same amount it would have been required to pay if it had terminated his employment within two years following a change of control.

Director Compensation

         Beginning in the fiscal year 1998, directors of the Company other than those who also are employees of the Company or a subsidiary are paid $1,000 for each Board meeting attended in person. The Company also reimburses non-employee directors for travel expenses incurred to attend board meetings. During fiscal 1999 and fiscal year 1998, there were no options to purchase Company common stock granted to directors of the Company.
The compensation of non-employee directors has not been determined.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

         The following table provides information regarding each person known by Enterprise to own beneficially, as of July 15, 1999 (unless otherwise indicated by footnote), more than five percent of the Company's outstanding common stock.

The sources of information concerning parties named in the table are indicated in the notes to the table. Where a source of information is dated prior to the Reverse Stock Split, the number of shares reported has been adjusted to reflect the Reverse Stock Split.


NAME AND ADDRESS OF BENEFICIAL OWNER                                 NUMBER OF SHARES           PERCENT OF CLASS (1)
------------------------------------                                 ----------------           --------------------

Cary S. Fitchey, Robert Lautz
     Graeme Jenner, Peter Rhodes-Dimmer,                                 699,824                      12.94
     Judith K. Thome, Steven Michael Ross,  William D.
     Killion (through Killer Barn, Inc.), and William
     Kunkel(2)
     18930 Pacific Coast Highway
     Malibu, California 90265 (3)

AWM Investment Company, Inc.
     Austin W. Marxe, David Greenhouse and certain related               345,200                      6.38
     Limited partnerships (4)
     153 East 53rd Street, 51st Floor
     New York, New York 10222

InterEquity Capital Partners, L.P.
     Irwin Schlass and certain of his relatives,                         287,113                      5.31
     Stephen Raphael and certain of his
     Relatives (5)
     220 Fifth Avenue
     New York, New York  10001

Andre A. Blay (6) (7)                                                    283,570                      5.24
     40240 Fairway III Drive
     Northville, Michigan 48167

_____________________
(1)      Based on 5,406,496 shares of common stock outstanding on June 18, 1999.
(2)      Information reported is based on a Schedule 13D filed with the SEC on August 21, 1998, as amended on January
         15, 1999 (the "Fitchey Schedule"). According to the Fitchey Schedule, Mr. Fitchey is the Managing Partner of
         British Pacific Partners,  Mr. Lautz is a consultant for Peerling Capital,  Mr. Jenner is a consultant,  Mr.
         Rhodes-Dimmer is a business project manager,  Ms. Thome and Mr. Ross are retired, and Mr. Kunkel is a Senior
         Vice President of CBS  International  Media.  Also according to the Fitchey  Schedule,  Killer Barn, Inc. is owned and controlled by Mr. William D. Killion.  Based on the Fitchey Schedule,  Mr. Fitchey has sole voting and dispositive  power over 34,500 of the reported shares,  Mr. Lautz has sole voting and dispositive  power over 76,110 of the reported  shares,  Mr.  Jenner has sole voting and  dispositive  power over 31,034 of the reported shares, Mr. Rhodes-Dimmer has sole voting and dispositive power over 54,495 of the reported shares,
         Ms. Thome has sole voting and dispositive power over 56,327 of the reported shares, Mr. Ross has sole voting and dispositive  power over 53,097 of the reported shares,  Mr. Killion (through Killer Barn, Inc.) has sole voting and  dispositive  power over  382,500 of the  reported  shares,  and Mr.  Kunkel has sole  voting and dispositive power over 11,761 of the reported shares.  However,  the Fitchey Schedule also reports that each named  individual  also has shared  voting  power over the same number of shares  identified  for him or her above.
(3)      The address above is the address reported in the Fitchey Schedule for Mr. Fitchey.  Different  addresses are listed in a "Schedule A" to the Fitchey Schedule for the other persons named above.
(4)      Information  reported is based on a Schedule  13G (the  "Marxe/Greenhouse  Schedule")  filed with the SEC on
         February 12, 1999 by AWM Investment  Company,  Inc. ("AWM"),  Mr. Marxe, Mr. Greenhouse,  Special Situations
         Fund III,  L.P.  ("SSF III"),  Special  Situations  Cayman Fund L.P. (the "Cayman  Fund"),  and MGP Advisers
         Limited Partnership ("MGP").  According to the Marxe/Greenhouse Schedule, MGP acts as general partner of and investment  advisor to SSF III. AWM acts as the general partner of MGP and as the general partner of and the investment  advisor to the Cayman Fund.  MGP and AWM are referred to herein,  individually,  as an "Adviser"
         and, collectively,  as the "Advisers." Austin W. Marxe and David Greenhouse serve as officers, directors and members or principal  shareholders of the Advisers. The principal business of SSF III and the Cayman Fund is to invest in, sell, convey, transfer,  exchange and otherwise trade in principally equity and equity related securities.  Based on the Marxe/Greenhouse  Schedule,  Mr. Greenhouse and Mr. Marxe may be viewed as sharing voting and  dispositive  power over all of the reported  shares,  partially  with AWM, MGP, the SS Fund, and partially with the Cayman Fund.
(5)      Information reported is based on information  provided to the Company by InterEquity Capital Partners,  L.P.
         ("InterEquity") in August 1999.  According to a Schedule 13D filed with the SEC on June 18, 1998, as amended on August 25, 1998 and February 4, 1999 (the "InterEquity Schedule") by InterEquity,  Irwin Schlass, Natalie
         Schlass, Jack Schleifer,  Stephen Raphael, Marjorie Raphael, Lucille Raphael, Jacqueline Raphael, and Joanne
         Alonso, InterEquity is a small business investment company, the sole general partner of which is InterEquity
         Capital Corporation ("ICC"); Mr. Schlass is a director, the Chairman, and the Chief Executive Officer of ICC
         and Mr.  Raphael is a director of ICC.  Mr.  Schlass also joined the Board of  Directors  of  Enterprise  on
         February 3, 1999.  Natalie Schlass and Mr.  Schleifer are relatives of Mr. Schlass,  and the other reporting persons  are  relatives  of Mr.  Raphael.  Based on  information  provided  to the  Company by  InterEquity,
         InterEquity beneficially owns 101,863 of the reported shares (possibly with shared voting and/or dispositive power over some of them),  Natalie  Schlass  has  shared  voting and  dispositive  power over  11,250 of the reported  shares;  Mr. Schlass  beneficially  owns 17,000 of the reported  shares (with shared voting and/or dispositive  power over 11,250 of them); Mr. Schleifer has sole voting and dispositive  power over 93,875 of the reported shares;  Mr. Raphael has sole voting and dispositive  power over 19,625 of the reported shares;
         Marjorie Raphael has sole voting and dispositive power over 500 of the reported shares;  Lucille Raphael has sole voting and dispositive power over 49,250 of the reported shares; Jacqueline Raphael has sole voting and dispositive  power over 500 of the reported shares;  and Joanne Alonso has sole voting and dispositive power over 4,500 of the reported shares.
(6)      Information reported has been provided by Mr. Andre Blay.
(7)      Includes shares held in the Andre A. Blay Living Trust or the Robert A. Blay Trust,  for each of which Andre
         Blay acts as sole trustee, and shares held in the Andre A. Blay Individual  Retirement Account, for which he acts as sole custodian.  Does not include 37,650 shares owned  beneficially and of record by Nancy Blay, his spouse.

Officers and Directors

         The following table provides information concerning the beneficial ownership of the Company's common stock as of July 15, 1999 by each director and each current executive officer of the Company, in each case based on information provided by him, and by all directors and current executive officers as a group.

                      NAME                                  NUMBER OF SHARES (1)               PERCENT OF CLASS (2)
                      ----                                  --------------------               --------------------

Cary Fitchey (3)...........................                        34,500                               *
Robert Beauregard..........................                        13,750                               *
H. Bradley Eden............................                         3,841                               *
Richard L. Schleufer.......................                        16,300                               *
Joseph J. Porfeli..........................                       119,000                               2.20%
Irwin Schlass (4)..........................                        17,000                               *
David W. Martin (5)........................                         5,932                               *
Robert A. Blay ............................                             0                               *
All director nominees and current executive                       208,323                               3.84%
officers as a group (8 persons)

_________________
*        Less than 1%.


(1)      Pursuant to  applicable  SEC  regulations,  for  purposes of  reporting shares  and the  percentage  of  outstanding  shares  owned  by a named individual,  shares  subject  to  options  or  warrants  owned  by that individual and currently  exercisable or which will become  exercisable within the next 60 days (but no shares  subject to options or  warrants owned by any other individual) are treated as outstanding. For purposes of reporting  with respect to the group,  shares  subject to options or warrants  reported for any named individual are treated as outstanding.
         Unless  otherwise   indicated  by  other  notes  to  this  table,  each
         individual named has sole voting power and sole dispositive  power over the shares reported for him.
(2)      Based on 5,406,496 shares of common stock outstanding on June 18, 1999.
(3)      See note (2) to the immediately preceding table.
(4)      See note (5) to the immediately preceding table.
(5)      Excludes 2,535 shares of common stock owned by Sheila  Lillian  Martin, his wife.


ITEM 12. Certain Relationships and Related Transactions.

         Certain decisions concerning the compensation of executive officers of the Company in fiscal 1999, including the named executives, were made by the Compensation Committee of the Board of Directors of the Company. All other such decisions were made by the full Board of Directors.

         The current members of the Compensation Committee are Messrs. Fitchey, Eden and Beauregard. Mr. Fitchey joined the committee in March 1999. Messrs. Eden and Beauregard joined the Committee in October 1997.

          In connection with the disposition of REVIVE, the Company and RVT Incorporated entered into a Termination and Consulting Agreement, dated as of April 16, 1999, with Joseph Porfeli providing for aggregate payments of $182,000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ENTERPRISE SOFTWARE, INC.


Date: August 11, 1999       By: /S/ RICHARD L. SCHLEUFER
                                ------------------------------------------------
                                Richard L. Schleufer
                                Chairman and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                /S/ DAVID W. MARTIN
                                ------------------------------------------------
                                David W. Martin
                                Chief Financial Officer


                                ------------------------------------------------
                                H. Bradley Eden
                                Director

                                /S/ CARY FITCHEY
                                ------------------------------------------------
                                Cary Fitchey
                                Director

                                /S/ IRWIN SCHLASS
                                ------------------------------------------------
                                Irwin Schlass
                                Director


                                ------------------------------------------------
                                Robert Beauregard
                                Director

                                /S/ JOSEPH PORFELI
                                ------------------------------------------------
                                Joseph Porfeli
                                Director