Form 10-Q
period 1999-06-30
ENTERPRISE SOFTWARE INC
filed 1999-08-13
CIK 833847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from           to
                                             ---------    ---------

                         Commission file number: 0-18034

                            ENTERPRISE SOFTWARE, INC
               --------------------------------------------------
              (Exact name of registrant as specified in its charter)


Delaware                                                        68-0158367

--------------------------------------------------------------------------------
(State or other jurisdiction                                 IRS Employer
of incorporation)                                            Identification No.)


                 8415 Explorer Drive, Colorado Springs, CO 80920
                 -----------------------------------------------
                    (Address of principal executive office)



       Registrant's telephone number, including area code: (719) 265-3200

--------------------------------------------------------------------------------


                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.     Yes  X      NO
                                                  ---        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,406,496 shares of Common Stock, $0.001 par value, as of August 1, 1999.

                            ENTERPRISE SOFTWARE, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements:

                                                                            Page
                                                                             No.
                   Consolidated Condensed Balance Sheets --
                   June 30, 1999 and March 31, 1999 ........................  1

                   Consolidated Condensed Statements of Operations -- Three
                   Months Ended June 30, 1999 and 1998......................  3

                   Consolidated Condensed Statements of Changes in Stockholders' Equity - Three months Ended June 30, 1999.. 4

                   Consolidated Condensed Statements of Cash Flows --
                   Three months Ended June 30, 1999 and 1998................  5

                   Notes to Consolidated Condensed Financial Statements.....  7


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations............................................  9


PART II.  OTHER INFORMATION................................................. 12

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                         (Unaudited)
                                                                           June 30,      March 31,
                                                                             1999         1999
                                                                         -----------   -----------
Current assets:
     Cash and cash equivalents                                           $ 2,197,701   $ 5,233,587
     Accounts and other receivables, net                                   3,764,617     3,594,948
     Notes receivable, current portion                                     2,966,826       443,615
     Prepaid expenses and deferred taxes                                   1,663,641     1,355,443
                                                                         -----------   -----------

Total current assets                                                      10,592,785    10,627,593

Property and equipment, less accumulated depreciation and amortization     2,549,381     3,007,857

Notes receivable, net of current portion                                     593,806     2,290,557
Capitalized software development costs                                     2,644,865     2,682,025
Customer list and other identifiable assets, net                          12,826,348    14,103,386
Goodwill, net                                                              4,529,559     4,774,701
Other long-term assets                                                       585,364       731,921
                                                                         -----------   -----------

TOTAL ASSETS                                                             $34,322,108   $38,218,040
                                                                         ===========   ===========




     See accompanying notes to consolidated condensed financial statements

                            ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                         (Unaudited)
                                                                           June 30,       March 31,
                                                                            1999            1999
                                                                        ------------    ------------
Current liabilities:
     Accounts payable and accrued expenses                              $  6,307,555    $  7,559,362
     Deferred income                                                       2,784,020       3,420,046
     Notes payable, current portion                                          313,640         522,860
     Notes payable to related parties, current portion                       745,157         763,240
     Capital lease obligations, current portion                              649,824         713,409
                                                                        ------------    ------------

Total current liabilities                                                 10,800,196      12,978,917

     Notes payable to related parties, net of current portion             13,892,749      13,994,617
     Notes payable, net of current portion                                 5,717,000       7,322,860
     Capital lease obligations, net of current portion                       982,869       1,124,235
     Other long term liabilities                                             411,838         400,000
                                                                        ------------    ------------

TOTAL LIABILITIES                                                         31,804,652      35,820,629

Stockholders' equity:
     Common stock $.001 par value
         Authorized - 100,000,000 shares
         Issued and outstanding - 5,406,496 shares                             5,406           5,406
     Additional paid-in capital                                           48,695,228      48,695,228
     Accumulated deficit                                                 (46,174,283)    (46,381,162)
     Accumulated other comprehensive income                                   (8,895)         77,939
                                                                        ------------    ------------
         Total stockholders' equity                                        2,517,456       2,397,411
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 34,322,108    $ 38,218,040
                                                                        ============    ============





     See accompanying notes to consolidated condensed financial statements

                            ENTERPRISE SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For Three Months Ended June 30,
                                                      -------------------------------
                                                            1999           1998
                                                      -------------------------------
Revenue                                               $   8,396,165    $    7,502,286

Cost of sales                                             2,956,388         2,932,583
                                                      -------------    --------------

Gross profit                                              5,439,777         4,569,703

Operating expenses:
      Selling, general and administrative                 2,909,736         2,660,174
      Depreciation and amortization                         773,460           662,715
      Research and development                              456,513           256,383
      Occupancy costs                                       365,037           380,358
                                                      -------------    --------------
                                                          4,504,746         3,959,630
                                                      -------------    --------------

          Operating Income                                  935,031           610,073

Other income (expense):
      Interest income                                        84,134           144,626
      Interest expense                                     (800,101)         (541,533)
      Realized loss on foreign exchange                      (2,452)                -
      Miscellaneous, net                                      2,768              (247)
                                                      -------------    --------------
                                                           (715,651)         (397,154)
                                                      -------------    --------------

Income  before income taxes                                 219,380           212,919

Income taxes                                                 12,501            14,320
                                                      -------------    --------------
Net income allocable to common shareholders           $     206,879    $      198,599
                                                      =============    ==============

Basic and diluted earnings per share:

      Net income per share                            $        0.04    $         0.04
                                                      =============    ==============
Weighted average number of
     common shares outstanding                            5,406,496         4,513,012
                                                      =============    ==============


     See accompanying notes to consolidated condensed financial statements

                            ENTERPRISE SOFTWARE, INC.
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THREE MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)







                                                    Common Stock                                            Foreign
                                                ------------------------     Additional                     Currency
                                                Number of        Common       Paid-in      Accumulated     Translation
                                                 Shares          Stock        Capital        Deficit       Adjustment        Total
                                                ------------------------------------------------------------------------------------
Balances at March 31, 1999                      5,406,496   $      5,406   $ 48,695,228   $(46,381,162)   $   77,939   $  2,397,411

Net income                                              -              -              -        206,879             -        206,879

Other comprehensive loss,
    foreign currency adjustment,net of tax              -              -              -                      (86,834)       (86,834)
                                                ---------   ------------   ------------   ------------    ----------   ------------
Balance at June 30, 1999                        5,406,496   $      5,406   $ 48,695,228   $(46,174,283)   $   (8,895)  $  2,517,456
                                                =========   ============   ============   ============    ==========   ============







     See accompanying notes to consolidated condensed financial statements

                            ENTERPRISE SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


DECREASE IN CASH AND CASH EQUIVALENTS                                         For Three Months Ended June 30,
                                                                              -------------------------------
                                                                                   1999            1998
                                                                              -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $     206,879    $      198,599
     Adjustments to reconcile net income to net cash used in
        operating activities:
           Depreciation and amortization                                            773,460           662,715
           Amortization of discount on note payable                                  84,545            48,051
           Loss (gain) on sale of property and equipment                             (3,304)            4,614
           Realized loss on notes receivable due to foreign exchange                  2,452             9,387
           Changes in operating assets and liabilities (net of acquisitions):
              Accounts receivable                                                  (304,842)         (347,501)
              Prepaid expenses and deferred taxes                                   (90,422)         (233,559)
              Other assets                                                                -           (38,105)
              Accounts payable and accrued expenses                              (1,141,833)         (457,452)
              Deferred income                                                      (474,667)         (324,958)
              Other long-term liabilities                                            11,838            (3,751)
                                                                              -------------    --------------
NET CASH USED IN OPERATIONS                                                        (935,894)         (481,960)
                                                                              -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (180,014)          (66,529)
     Capitalized software development costs                                        (606,725)          (81,249)
     Collection on notes receivable                                                 276,263           111,702
     Net proceeds from sale of subsidiary                                           608,000
     Net proceeds from sale of property and equipment                                 2,980            32,979
     Cash of divested business                                                      (46,426)                -
                                                                              -------------    --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  54,078           (3,097)
                                                                              -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and capitalized leases                           (2,686,157)       (4,036,728)
     Repayment of notes payable to related parties                                 (284,913)         (190,045)
     Deferred financing costs                                                             -           (50,000)
     Proceeds from notes payable                                                    817,000         3,408,310
     Repurchase of Series A preferred stock                                               -        (2,100,000)
                                                                              -------------    --------------
NET CASH USED IN FINANCING ACTIVITIES                                            (2,154,070)       (2,968,463)
                                                                              -------------    --------------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,035,886)       (3,453,520)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   5,233,587         6,169,382
                                                                              -------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $   2,197,701    $    2,715,862
                                                                              =============    ==============




     See accompanying notes to consolidated condensed financial statements

                            ENTERPRISE SOFTWARE, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest Expense Paid                                            715,527               857,074
     Income taxes                                                           -                 3,910

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     For the three months ended June 30, 1999, the Company incurred capital lease obligations of $ 25,500.

     The Company sold the assets and certain liabilities of Revive for $608,000 in cash and a note receivable of $1,105,053.




          See accompanying notes to consolidated financial statements

                            ENTERPRISE SOFTWARE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying consolidated condensed financial statements include the accounts of Enterprise Software, Inc., plus the accounts of its subsidiaries during the periods that such subsidiaries were owned by Enterprise Software, Inc. (collectively "the Company"). The subsidiaries include its wholly-owned subsidiaries of Cable Computerized Management Systems, Inc. ("CCMS"), RVT Incorporated (formerly known as Revive Technologies Incorporated ("Revive")) (commencing with its purchase on September 1, 1998 through its sale on April 16, 1999) and Enterprise Systems Group, Ltd. ("Enterprise") together with Enterprise's subsidiary companies.

         In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto as of March 31, 1999 included in the Company's Annual Report on Form 10-KSB, (the "1999 Form 10-KSB"), as filed with the Securities and Exchange Commission. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results for the year ending March 31, 2000.

2. Net income per share was determined by taking the sum of the net profit less preferred stock dividends divided by the weighted average number of common shares outstanding. The impact of common share equivalents on the determination of basic and diluted earnings per share is not material for the three months ended June 30, 1999. All per share amounts have been adjusted for the 1-for-4 stock split effective on July 2, 1998.

3. On April 16, 1999, the Company sold the assets and certain liabilities of Revive to ManTech Systems Solutions Corporation ("ManTech"), a Virginia corporation for approximately $1.6 million, plus $108,000 reimbursement for expenses. The total consideration consisted of (i) $608,000 in cash and (ii) ManTech's unsecured promissory note, dated April 16, 1999, in the amount of $1,105,053. The promissory note is payable in four quarterly installments of $276,263 plus interest at 6.5% per annum. In accordance with generally accepted accounting principles, the Company wrote-down the assets of Revive to their net realizable value and recorded a loss with respect to this transaction of approximately $13.5 million (including $560,000 of income taxes) which is included in the loss on disposal of subsidiary in the 1999 Form 10-KSB. Income tax expense was incurred as a result of realizing a gain on the sale.

4. On June 27, 1999, the Company signed a definitive merger agreement with LiveWire Acquisition Corporation ("LiveWire"), a wholly-owned subsidiary of LiveWire Media, L.L.C., which was amended on July 26, 1999. Under the terms of the merger agreement, LiveWire will purchase approximately 97 percent of the outstanding, common stock of the Company for $9.25 per share in cash. Under the terms of the agreement, certain shareholders will maintain 7% of the Company's stock, post-acquisition. The price is subject to a possible downward adjustment of up to $0.40 per share in the event of a shortfall in certain performance criteria. LiveWire has indicated that it intends to repay approximately $25 million of the Company's debt. The definitive merger agreement supercedes the non-binding letter of intent that the Company and an affiliate of LiveWire had entered into on May 2, 1999, under which LiveWire reserved the right to offer shares in the surviving company to up to 7 percent of existing stockholders of the Company in lieu of the proposed $10.00 per share merger consideration.

5. As previously discussed above, the Company wrote-down the assets of Revive to their net realizable value as of March 31, 1999. As a result, the Company's net worth fell below the requirements for listing under the rules of the NASDAQ National Market System. The Company has received a notice from the NASDAQ that indicates the potential de-listing from trading on the NASDAQ market. Currently, the Company is appealing the NASDAQ's determination and any de-listing action has been stayed. The outcome of the appeal is unknown at this time.

6. Comprehensive income is computed as follows:

                                                               Three Months Ended
                                                                    June 30,
                                                              1999                1998
                                                       ----------------------------------
        Net income                                     $      206,879         $   198,599
        Other comprehensive income,
           net of tax
              Foreign currency translation                    (86,834)            (61,841)
                                                       ----------------------------------

        Comprehensive income                           $      120,045         $   136,758


7. The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                              June 30,
                                                  ---------------------------------
                                                         1999             1998
                                                  ---------------------------------
         Net income                               $        206,879     $    198,599
         Dividends to preferred shareholders                     -                -
                                                  ---------------------------------
         Net income allocable to common
         shareholders                             $        206,879         $198,599


         Weighted average shares                         5,406,496        4,513,012
         Effect of dilutive securities                     196,381          119,664
                                                  ---------------------------------
         Adjusted weighted average shares                5,602,877        4,632,676

                            ENTERPRISE SOFTWARE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations for the three months ended June 30, 1999 and 1998 include the operations of Enterprise and CCMS.

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


Revenue

Revenue increased approximately 12% for the three months ended June 30, 1999 from the corresponding quarter a year ago. The increase in the quarter was due to license income from newly installed systems. It is anticipated that revenue in future periods will continue to increase as the business continues to grow.

Cost of Sales

Cost of sales as a percentage of revenue declined to 35% for the three months ended June 30, 1999 compared to 39% for the same period from the prior year. This is consistent with the growth in license rental income as predicted in previous periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") as a percentage of revenue remained relatively constant at approximately 35% for the three months ended June 30, 1999, compared to the same period from the prior year.

It is anticipated that SG&A expenses will increase in future periods due to the expanding business of the Company. The Company has been successful in maintaining SG&A expenses as a constant percentage compared to revenue. The Company believes that, in keeping with other software companies, it will be under pressure to increase wage rates in order to retain qualified staff, particularly through the Year 2000. The Company anticipates that pressure on wage rates may be reduced once all of the Year 2000 testing has been completed by the software industry later this year, and skilled staff become more readily available.

Depreciation and Amortization

Depreciation and amortization increased by approximately 17% for the three months ended June 30, 1999 compared to the comparative quarter of the previous year. The increase for the three months ended June 30, 1999 was primarily due to the amortization of the goodwill and other intangibles associated with the acquisition of one of the subsidiaries of Enterprise.

Research and Development

The Company is committed to continued development and improvement of its products. Total expenditure in the three months ended June 30, 1999 amounted to approximately $1,064,000 of which approximately $457,000 was expensed. Approximately $607,000 has been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), and will be amortized in future periods once the development is completed and the revenue will be recognized. The Company's products are under constant review and the Company expects that development expenditures will continue to increase in future periods. The expensed cost of $456,513 includes $28,913 which was spent on Y2K testing and remediation (see the discussion concerning Year 2000 below).

Corporate

The corporate overhead represents general and administrative expenses related to the administration of the Company, exclusive of the expenses of the Company's subsidiaries. There was an overall decrease in the expenses for the three months ended June 30, 1999 of $43,000 compared to the prior period. The decrease was substantially due to management's efforts to control costs.

Legal and professional fees increased substantially in the three months ended June 30, 1999. Legal and professional fees increased from $166,813 in the three months ended June 30, 1998, to $532,259 in the months ended June 30, 1999. This increase was due to the work required in completing the documents relating to the Revive asset sale and the definitive merger agreement with LiveWire. Legal and professional fees were also incurred in the three months ended June 30, 1999 concerning the termination of employment of the former Chief Executive Officer, negotiating a settlement for loss of office, and reviewing certain transactions of the Company.

It is anticipated that legal and professional fees will continue to be higher for the Company in the next quarters until the closing of the transactions contemplated by the definitive merger agreement with LiveWire.

Interest Income

Interest income decreased in the current quarter due to a decrease in cash balances, primarily as a result of the acquisitions of Revive.

Interest Expense

Interest expense increased from the prior period as a result of the issuance of the subordinated debenture to Allied Capital Corporation, and the increase in the line of credit to fund a portion of the acquisition of Revive.

Income Tax Expense

At June 30, 1999, the Company had a net operating loss carryforward of approximately $23.0 million for federal income tax purposes, of which approximately $3.3 million is subject to a separate return limitation. The carryforwards expire in varying amounts and years through 2019. This loss carryforward gives rise to a deferred tax asset of approximately $7.8 million at June 30, 1999. This deferred tax asset has a 100% valuation allowance, as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized. Because of changes in the Company's ownership, there is an annual limitation on the usage of the net operating loss carryforwards. Income tax expense for the three months ended June 30, 1999 and 1998 primarily represent state taxes for the various states in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had approximately $2.2 million in cash and cash equivalents. The Company has a $7 million revolving credit facility of which approximately $1.3 million was available at June 30, 1999. The Company's working capital deficit was approximately $207,000 at June 30, 1999. This is compared to a working capital deficit of approximately $2.4 million at March 31, 1999. During the three months ended June 30, 1999, the Company used approximately $2.7 million to repay certain notes payable and capitalized leases.

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

Payments, on promissory notes and notes payable, in respect of recent acquisitions, are expected to be met from the funds generated from operations. There is no assurance that anticipated future capital financing will be successful or that funds will be available from the Company's subsidiaries to meet capital requirements.

Pursuant to the terms of the definitive merger agreement between the Company and LiveWire Acquisition Corporation, dated as of June 27, 1999 and amended as of July 26, 1999, LiveWire has agreed to enter into one or more credit facilities to provide partial financing of the cash merger consideration. Upon consummation of the merger of LiveWire with and into the Company, the Company, as the surviving corporation, will assume the outstanding debt obligations of LiveWire relating to such financing agreements.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (the Year 2000) approaches. The Year 2000 issue is the result of computer programs being written using two digits rather that four to define the applicable year. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company.

The risk for the Company exists in five areas: (1) systems used by the Company to run its business, (2) systems used by the Company's suppliers, (3) potential support or other claims from the Company's customers, (4) the potential reduced expenditure on new systems by prospective customers as a result of them spending significant amounts on the testing and remediation of their existing information systems, which have Year 2000 problems, and (5) the reluctance of prospective customers to change systems in the period leading up to the millennium.

Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies including customers of the Company owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications, and divert spending otherwise allocated in their budgets for new software and hardware. Such changes in customers' spending patterns could have a material adverse impact of the Company's sales, operating results or financial condition for the fiscal year ending March 31, 2000.

The Company has completed a comprehensive in-house review of its software products. The review has identified the need for modifications, which have been or are in the process of being completed. The Company has contacted its critical suppliers to determine if the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate the risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company' results of operations or financial condition. In particular, little or no response has been received from the public utilities, such as the electricity, telephone, and water companies. As a result, this Company, along with most other businesses in the United States and internationally, would be materially adversely impacted as a direct result of the failure of these utilities to provide uninterrupted supplies.

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

At the time of the acquisition of Boss Associates Limited ("Boss"), the Company acquired seven clients that were using legacy systems previously supplied by Boss. Following that acquisition, a decision was made that the Company would neither test, nor remediate those old legacy systems at its own expense, and the clients were notified accordingly. The Company has supplied compliant systems to four of those clients. The other three clients have found alternative suppliers.

The total cost of the review and necessary modifications to June 30, 1999 has amounted to approximately $361,000; including approximately $29,000 spent in the three months ended June 30, 1999. The total costs for the whole project are only 19% more than first estimated over a year ago.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-QSB:

         2.1 Agreement and Plan of Merger by and between the Registrant and LiveWire Acquisition Corporation, dated as of June 27, 1999, as amended as of July 26, 1999 (incorporated by reference to the Registrant's Current Report of Form 8-K dated July 29, 1999).

         27.1 Financial Data Schedule.

         (b).     Reports on Form 8-K

         On April 30, 1999 the Company filed a Form 8-K to report the sale of RVT Incorporated (formerly known as Revive Technologies Incorporated). On
May 14, 1999, the Company filed a Form 8-K to report the signing of a non-binding letter of intent with LiveWire Ventures, LLC.

          On July 12, 1999, the Company filed a Form 8-K to report the execution of a definitive merger agreement between the Company and LiveWire Acquisition Corporation.

          On July 29, 1999, the Company filed a Form 8-K to report the amendment of the definitive merger agreement between the Company and LiveWire Acquisition Corporation and certain related transactions.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               ENTERPRISE SOFTWARE INC.
Date:  August 13, 1999


                                               By: /s/ David W. Martin
                                               ------------------------------
                                               David W. Martin
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

     27                         Financial Data Schedule